Form 10-Q
period 2024-06-30
AGL Private Credit Income Fund LP
filed 2024-08-08
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

Commission File Number: 000-56652

AGL PRIVATE CREDIT INCOME FUND LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1656668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
535 Madison Avenue, 24th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 973-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2024, the registrant had 400 shares of common stock, $0.001 par value per share, outstanding.

CERTAIN DEFINITIONS

•
The terms “Fund,” “we,” “us,” and “our” refer to AGL Private Credit Income Fund LP, a Delaware limited partnership that will convert to a Delaware statutory trust to be named AGL Private Credit Income Fund in connection with its election to be regulated as a BDC and the commencement of its operations;
•
“Administrator” refers to AGL US DL Administrator LLC;
•
“Administration Agreement” refers to the Administration Agreement between the Fund and the Administrator;
•
“Adviser” refers to AGL US DL Management LLC;
•
“AGL” refers to AGL Credit Management LLC collectively with any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by AGL and each individually an “AGL Party”;
•
“Barclays” refers to Barclays Bank PLC;
•
“Barclays Cooperation Agreement” refers to the cooperation agreement between AGL and Barclays;
•
“Board” and “Trustees” refers to the Fund’s board of directors prior to the Fund’s conversion to a Delaware statutory trust and board of trustees following the Fund’s conversion to a Delaware statutory trust, and the members thereof;
•
“Common Shares” refers to the Fund’s common shares of beneficial interest purchased by the shareholders, together with partnership interests issued by the Fund prior to its conversion to a Delaware statutory trust;
•
“Declaration of Trust” refers to the Fund’s amended and restated declaration of trust, as amended or restated from time to time, which shall be filed with the State of Delaware upon the Fund’s conversion into a Delaware statutory trust, in connection with its election to be regulated as a BDC and the commencement of its operations;
•
“Investment Advisory Agreement” refers to the Investment Advisory Agreement between the Fund and the Adviser;
•
“Other AGL Accounts” refers to public and private AGL managed funds and accounts other than the Fund;
•
“Private Credit” means loans, bonds and other credit and related instruments that are issued in private offerings or issued by private companies; and
•
“Registration Statement” refers to Amendment No. 1 of the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission (SEC) on June 3, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “project,” “estimate,” “believe,” “continue” or the negatives thereof or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward- looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward- looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

You should carefully review the “Item 1A. Risk Factors” section of the Registration Statement for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have based the forward-looking statements included in this report on information available to us on the date of the filing of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we in the future file with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This report contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AGL Private Credit Income Fund LP

Statement of Assets and Liabilities

	June 30, 2024
Assets
Cash	$10,000
Deferred offering costs (Note 2)	843,410
Receivable from Adviser	3,539,127
Total Assets	$4,392,537
Liabilities
Payable to affiliates	$1,641,578
Accrued expenses	2,740,959
Total Liabilities	$4,382,537
Commitments and contingencies (Note 4)

Net Assets
Common shares, $0.001 par value, unlimited shares authorized, 400 issued and outstanding	$—	(1)
Paid-in capital	10,000
Total net assets	$10,000
Total liabilities and net assets	$4,392,537
Net asset value per share	$25.00

(1)
Less than $1

The accompanying notes are an integral part of these financial statements.

AGL Private Credit Income Fund LP

Statements of Operations

	Three Months ended June 30, 2024	For the Period from January 18, 2024 (Date of Inception) to June 30, 2024
Investment Income	$—	$—
Expenses:
Organizational costs	171,990	2,649,497
Professional fees	301,310	424,688
Trustees' fees	51,001	51,001
Other administrative expenses	237,870	413,941
Total expenses	762,171	3,539,127
Less: Expense reimbursement (Note 3)	(762,171)	(3,539,127)
Net investment income (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$—	$—

The accompanying notes are an integral part of these financial statements

AGL Private Credit Income Fund LP

Notes to Financial Statements

1.
Organization and Business

AGL Private Credit Income Fund LP, a Delaware limited partnership, was formed on January 18, 2024 (date of inception), and will convert to a Delaware statutory trust to be named AGL Private Credit Income Fund in connection with its election to be regulated as a Business Development Company (“BDC”) and the commencement of its operations. The term “Company” refers to AGL Private Credit Income Fund LP prior to the conversion, and AGL Private Credit Income Fund on and after the conversion. The Company is a newly formed, externally managed, non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the 1940 Act. It is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio.

The Company also intends to elect to be treated, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company intends to be a private, perpetual-life BDC, which is a BDC whose common shares are not listed and are not expected in the future to be listed on a stock exchange or other securities market. As such, it uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common shares of beneficial interest are intended to be sold by the BDC on a continuous basis at a price equal to its net asset value (“NAV”) per common share. Subject to the approval of the Board, the Company may convert into a non-traded or continuously offered BDC and upon such conversion would apply for exemptive relief to introduce multiple share classes and could, in its discretion, market to retail investors.

The Company’s investment objective is to generate attractive risk-adjusted returns, primarily through current investment income and, to a lesser extent, capital appreciation, while limiting volatility. The Company’s investment strategy focuses on creating well-balanced portfolios of directly originated, floating rate senior secured investments in U.S. companies, including primarily first lien senior secured loans. The Company may also invest in second lien loans, unsecured debt, subordinated debt and other investments which may include certain equity investments or investments in more liquid instruments.

AGL has entered into a cooperation agreement (the “Barclays Cooperation Agreement”) with Barclays Bank PLC (“Barclays”). Under the Barclays Cooperation Agreement, AGL, the Adviser and Barclays have agreed to make available to Barclays’ existing and prospective client base AGL’s Private Credit solutions, through the Company and other public and private AGL-managed funds and accounts (the “Other AGL Accounts”), alongside Barclays’ large and highly capable investment banking platform offerings.

On May 29, 2024, AGL contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Company’s common shares of beneficial interest, par value $0.001 per share, (the “Common Shares”). The initial meeting of the Board of Trustees of the Company (the “Board”) was held on May 29, 2024. As of June 30, 2024, the Company had not commenced operations. For the period from January 18, 2024 (date of inception) to June 30, 2024, the Company’s efforts were limited to organizational and initial operating activities, the cost of which the Adviser has elected to pay subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement described below in Note 3.

2.
Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the 1933 Act. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Cash

Cash is comprised of cash held at State Street Bank and Trust Company.

Offering and Organizational Expenses

Organizational expenses are recorded as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. For the three months ended June 30, 2024 and for the period from January 18, 2024 (date of inception) to June 30, 2024, the Company incurred organizational expenses of $171,990 and $2,649,497, respectively.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. As of June 30, 2024, offering costs incurred to date amounted to $843,410.

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. As of June 30, 2024, the Company incurred organizational costs of $2,649,497, which the Adviser has elected to pay, subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement described below in Note 3. As of June 30, 2024, the total amount owed to the Company from the Adviser (including expenses payable under the Administration Agreement described in Note 3) is included in receivable from Adviser in the Statement of Assets and Liabilities and the total amount owed to affiliates is included in payable to affiliates in the Statement of Assets and Liabilities.

Professional Fees

Professional fees are expensed as incurred and include legal and other professional expenses. For the three months ended June 30, 2024, and for the period from January 18, 2024 (date of inception) to June 30, 2024, the Company incurred professional expenses of $301,310 and $424,688, respectively, which the Adviser has elected to pay, subject to reimbursement by the Company, pursuant to the Expense Support Agreement described below in Note 3.

Income Taxes

As of June 30, 2024, the Company is treated as a partnership for U.S. tax purposes and incurs no federal, state, city, or foreign income tax liability on income earned during the period. Instead, each partner reports his or her share of the Company’s income, capital gain/(loss) and credit on his or her own tax return. Consequently, no provision for income taxes has been recorded in the financial statements.

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.

ASC 740 requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying financial statements as of June 30, 2024. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the statement of operations. During the period ended June 30, 2024, the Company did not incur any interest or penalties.

The Company intends to elect to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company represents the obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a nondeductible excise tax for any undistributed income.

3.
Agreements and Related Party Transactions

Investment Advisory Agreement

The Company will be externally managed by the Adviser pursuant to an Investment Advisory Agreement between the Company and the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for the overall management and affairs of the Company and has full discretion to invest the assets of the Company in a manner consistent with the Company’s investment objectives.

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a Management Fee (as defined below) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Management Fee

The Base Management Fee will be calculated at an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter will be prorated based on the number of days in the quarter.

Incentive Fee

The Company will also pay the Adviser an Incentive Fee consisting of two parts, which are described below:

Incentive Fee on Income

The Incentive Fee on Income will be calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any servicing fees and/or distribution fees paid to broker dealers). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”) debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For the purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly.

The incentive fee on income for each quarter will be calculated as follows:

•
No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed 1.75%, or 7.00% annualized, on net assets (the “Preferred Return”);
•
100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 2.00% in any calendar quarter (8.00% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 12.50% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 2.00% (8.00% annualized) in any calendar quarter; and
•
For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 2.00% (8.00% annualized), the incentive fee on income equals 12.50% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

Incentive Fee on Capital Gains

The Company will pay the Adviser an Incentive Fee on Capital Gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.50% of the Company’s realized capital gains, if any, on a cumulative basis from the date of its election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains.

Administration Agreement

The Company intends to enter into the Administration Agreement with AGL US DL Administrator LLC, a Delaware limited liability company (the “Administrator”). Under the Administration Agreement, the Administrator will provide the Company with certain administrative services necessary for the Company to conduct its business. The Company has agreed to reimburse the Administrator for all reasonable costs and expenses and Company’s allocable portion of compensation of certain of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing non-advisory services, facilities and personnel and performing its administrative obligations, as provided by the Administration Agreement. In addition, subject to the approval of the Board, the Administrator may delegate its duties under the Administration Agreement to affiliates or third parties, and the Company will reimburse the expenses of these parties incurred directly and/or reimburse such expenses if paid by the Administrator on the Company’s behalf.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser shall pay, on a quarterly basis, Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.50% (on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement)), excluding, the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

The Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). In making a Voluntary Expense Payment, the Adviser will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company.

Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts will be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any fiscal quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter that have not been previously reimbursed by the Company to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular fiscal quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any quarter shall be made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the "Resource Sharing Agreement") with AGL, pursuant to which AGL will provide the Adviser with experienced investment professionals and access to the resources of AGL so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of AGL's investment professionals.

4.
Commitments and contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Adviser has agreed to reimburse all of the Company’s organizational, professional, trustees' fee and other administrative expenses for the three months ended June 30, 2024, and for the period January 18, 2024 (date of inception) through June 30, 2024, amounting to $762,171 and $3,539,127 under the Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Adviser for such expenses through June 30, 2027, in accordance with the Expense Support and Conditional Reimbursement Agreement described in Note 3, however as of June 30, 2024, the Company does not consider the Reimbursement Payment to be probable and estimable.

On April 22, 2024, the Company entered into purchase agreements (the “Purchase Agreements”) with each of Barclays Bank PLC and Cliffwater Corporate Lending Fund (together, the “Financing Providers”), whereby the Company has agreed, subject to certain conditions, to purchase certain assets from the Financing Providers as described below (collectively, the “Launch Transactions”). The Launch Transactions are designed to provide the Company with a ramp-up period to build diversification and accelerate the ramp in the size of the Company’s investments to match its investment strategy.

Under the Purchase Agreements, the Company has entered into a forward obligation to purchase certain investments (the “Initial Investments”) from the Financing Providers, and each Financing Provider is obligated to settle the sale of such investments to the Company. The obligations of the Company and the Financing Providers under the Purchase Agreements are subject to the following conditions: (a) the Company must receive aggregate subscriptions of at least $1.350 billion and receive cash funding from subscriptions deposited from escrow and from debt financing in an aggregate amount for all such cash funding of at least $1.0 billion, and (b) the Board must have approved the purchase of the specific Initial Investments (collectively, the “Purchase Conditions”). Prior to the satisfaction of the Purchase Conditions, no affiliate of the Company or the Adviser is obligated under the Purchase Agreement to purchase assets acquired by the Financing Providers, and the Company’s obligations to the Financing Providers under the Purchase Agreements are not guaranteed by any affiliate of the Adviser. As of June 30, 2024, the Purchase Conditions have not been met.

5.
Net Assets

The Company is initially seeking to raise equity capital through private placements on a continuous basis.

During the first two years following the initial closing of the Company’s private placement (the “Initial Closing”), investors are being asked to provide capital commitments (the “Capital Commitments”) that will be drawn down by the Company from time to time in increments as needed, at the discretion of the Adviser upon not less than ten business days’ written notice (each, a “Drawdown Notice”). Such drawdowns will be used to purchase shares, par value $0.001 per share, at a price per share as determined by the Board in accordance with the limitations of Section 23 under the 1940 Act. Drawdown Notices will set forth the amount, in U.S. dollars (“USD”), of the aggregate purchase price (the “Drawdown Purchase Price”) to be paid by the investor to purchase shares on the drawdown date. Drawdowns of the Capital Commitments will generally be made pro rata, in accordance with the remaining Capital Commitments. However, the Company retains the right to make non-pro rata capital drawdowns for any reason in the Company’s sole discretion, including, without limitation, if the Company determines that it is necessary or advisable in light of applicable legal, tax, regulatory and other considerations.

Subsequent to the second anniversary of the Initial Closing, or such earlier or later time as the Board determines, new investor Capital Commitments will not be called until existing investors’ Capital Commitments have been fully drawn upon by the Company or otherwise terminated. In addition, the timing and structure of draws of new investor Capital Commitments may be modified at such time.

The Company is authorized to issue an unlimited number of Common Shares. As of June 30, 2024, the Company had issued 400 shares and all are outstanding. Also, as of June 30, 2024, the Company has executed subscription agreements with investors for $1,000,000,000 of capital commitments.

Share Repurchase Program

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, the Company intend to commence a share repurchase program (the “Share Repurchase Program”) in which the Company intend to offer to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company shareholders, such as when a repurchase offer would place an undue burden on the Company liquidity, adversely affect the Company operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

Under the Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, the Company expect to repurchase shares pursuant to quarterly share repurchases using a purchase price equal to the NAV per share as of the last calendar day of the immediately prior quarter (the “Valuation Date”). Shareholders should keep in mind that if they tender Common Shares in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases.

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. The Company has not commenced the Share Repurchase Program.

Distribution Reinvestment Plan

The Company has a voluntary dividend reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board unless a shareholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the shareholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common shares, rather than receiving the cash distribution. Shareholders who receive distributions in the form of shares of common shares will generally be subject to the same federal, state and local tax consequences as if they received cash distributions. A shareholder’s basis for determining gain or loss upon the sale of shares received in a distribution will be equal to the amount treated as a distribution for U.S. federal income tax purposes, which will generally be equal to the cash that the shareholder would have received in the applicable distribution. Any shares received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the shareholders account.

6.
Subsequent Events

The Company’s management has evaluated subsequent events through August 8, 2024, the date that the financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth herein under “Risk Factors” in Item 1A of the Registration Statement. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

We are a Delaware limited partnership formed on January 18, 2024, and intend to convert to a Delaware statutory trust to be named AGL Private Credit Income Fund in connection with our election to be regulated as a BDC and the commencement of our operations (“Commencement of Operations”). We are a non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We intend to be a private, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company is an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Company on a continuous basis at a price generally equal to the Company’s NAV per Common Share. Subject to the approval of the Board, the Company may convert into a non-traded or continuously offered BDC and upon such conversion would apply for exemptive relief to introduce multiple share classes and could, in its discretion, market to retail investors.

Our investment objective is to generate attractive risk-adjusted returns, primarily through current investment income and, to a lesser extent, capital appreciation, while limiting volatility. We intend to deploy sophisticated investment and risk management techniques to minimize interest rate, macroeconomic, concentration and other risks, while generating predictable yield and consistent credit performance across economic cycles.

Our principal investment strategy focuses on creating well-balanced portfolios of directly originated, floating rate senior secured investments in U.S. companies, including primarily first lien senior secured and unitranche loans. As deemed appropriate by our Adviser, we may also invest in second lien loans, unsecured debt, subordinated debt and other investments (which may include certain equity investments or investments in more liquid instruments). We believe the Private Credit markets offer a sound backdrop for investing success, with secular growth in demand from borrowers, a structural illiquidity premium benefiting lenders and sufficient market depth to permit effective selection of assets across economic cycles. Generally, we expect to originate our investments to large borrowers, where we consider the balance of investment opportunities and risk-adjusted returns to be most favorable over time.

AGL has entered into the Barclays Cooperation Agreement. Under the Barclays Cooperation Agreement, AGL, the Adviser and Barclays have agreed to make available to Barclays’ existing and prospective client base AGL’s Private Credit solutions, through the Company and Other AGL Accounts, alongside Barclays’ large and highly capable investment banking platform offerings.

Through the Adviser, we have access to the extensive resources, expertise and investment capabilities in senior secured credit investing of the AGL platform, including AGL’s dedicated Private Credit team. In addition, we and the Other AGL Accounts benefit from the market access and deep relationships of Barclays’ network through the Barclays Cooperation Agreement.

We deploy a rigorous, systematic and consistent investment process when evaluating potential Private Credit opportunities. We utilize a number of frameworks and methods throughout the underwriting and portfolio construction processes, AGL’s proprietary 10-D Portfolio Construction Framework to build competitively advantaged investment portfolios. In addition, we utilize highly sophisticated risk management approaches, focused on creating portfolios that are well-balanced across a variety of standard and non-standard risk factors. Our investment process and risk management approaches are informed by the decades of collective credit investing experience of our senior management, which we believe differentiate the AGL platform from its competitors.

Initial Investments

The Company entered into multiple purchase agreements (as amended, the “Purchase Agreements”) with each of Barclays Bank PLC and Cliffwater Corporate Lending Fund (together, the “Financing Providers”) and an affiliate of the Adviser, whereby we have agreed, subject to certain conditions, to purchase certain assets from the Financing Providers as described below (collectively, the “Launch Transactions”). The Launch Transactions are designed to provide the Company with a ramp-up period to build diversification and accelerate the ramp in the size of our investments to match our investment strategy.

Under the Purchase Agreements, the Company has entered into a forward obligation to purchase certain investments (the “Initial Investments”) from the Financing Providers, and each Financing Provider is obligated to settle the sale of such investments to the Company. The obligations of the Company and the Financing Providers under the Purchase Agreements are subject to the following conditions: (a) the Company must receive aggregate subscriptions of at least $1.350 billion and receive cash funding from subscriptions deposited from escrow and from debt financing in an aggregate amount for all such cash funding of at least $1.0 billion, and (b) that the Board must have approved the purchase of the specific Initial Investments (collectively, the “Purchase Conditions”). Prior to the satisfaction of the Purchase Conditions, no affiliate of the Company or the Adviser is obligated under the Purchase Agreement to purchase assets acquired by the Financing Providers, and the Company’s obligations to the Financing Providers under the Purchase Agreements are not guaranteed by any affiliate of the Adviser. It is intended that the Initial Investments will consist primarily of directly originated, first lien senior secured and unitranche floating rate debt instruments of companies located in the United States.

After we meet the Purchase Conditions, we will be obligated to purchase the Initial Investments from the Financing Providers at the price determined under the Purchase Agreements. As a general matter, the price we pay to purchase any Initial Investment will equal the price paid by the Financing Providers for the Initial Investments, subject to an increase for a financing fee to be paid by the Company to the Financing Providers. The price at which the Company ultimately purchases the Initial Investments may be greater than, or less than the fair value of such Initial Investments at the time of purchase. In addition, the Financing Providers will retain any interest and fees they receive prior to the Company’s purchase of the Initial Investments.

The Financing Providers have agreed to purchase the Initial Investments pursuant to requests we make prior to the satisfaction of the Purchase Conditions. The Financing Providers will retain full discretion whether to purchase the Initial Investments in accordance with our requests. After we meet the Purchase Conditions, (i) we will not enter into any additional Launch Transactions pursuant to the Purchase Agreements; (ii) we will purchase the then-existing Initial Investments from the Financing Providers only to the extent that we have sufficient assets to purchase all of the Initial Investments in whole (i.e., not on a serial basis); (iii) we will impose on ourselves a requirement, not an option (subject to Board approval, as set forth in the Purchase Agreements), to purchase the then-existing Initial Investments from the Financing Providers at such time as we have sufficient assets to purchase all of the Initial Investments in whole and meet all of the conditions for such purchase; and (iv) we will comply with the requirements of Rule 18f-4 under the 1940 Act with respect to our obligation to purchase the Initial Investments when triggered.

As of June 30, 2024, the Financing Providers have entered into 2 Initial Investments across 2 portfolio companies, with an aggregate cost of $68,706,151 and an aggregate fair value of $68,706,151 that we intend to purchase from the Financing Providers once the Purchase Conditions have been met. Details with respect to the 2 Initial Investments are set forth in the following table:

Portfolio Company	Investment Type	Industry	Reference Rate Spread	Interest Rate	Maturity	Par	*Cost	Fair Value	Percentage of Fair Value

Mountain Parent, Inc.	Term Loan	Technology	SOFR+5.00%	10.34%	6/27/2031	$57,183,000	$56,611,170	$56,611,170	82.39%
Mountain Parent, Inc.	Delayed Draw Term Loan	Technology	SOFR+5.00%		6/27/2031	-	(58,350)	(58,350)	-0.08%
Mountain Parent, Inc.	Revolving Loan	Technology	SOFR+5.00%		6/27/2031	-	(62,240)	(62,240)	-0.09%
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	Financial Services	SOFR+6.00%	11.35%	8/27/2026	$12,368,560	12,215,571	12,215,571	17.78%
Total Investments						$69,551,560	$68,706,151	$68,706,151	100.00%

*The price we pay to purchase any Initial Investment will equal the price paid by the Financing Providers for the Initial Investments, subject to an increase for a financing fee to be paid by the Company to the Financing Providers. The "Cost" set forth in the table above reflects the price paid by the Financing Providers.

Although there can be no assurances, we may in the future enter into additional purchase agreements, from time to time, with other third parties, subject to compliance with the 1940 Act.

Revenues

We expect to generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

As of June 30, 2024, we had not commenced operations.

Expenses

We do not currently have any employees and do not expect to have any employees. Prior to the Commencement of Operations, our Adviser or its affiliates will bear all organization and offering expenses in connection with the formation of us and the initial closing of the private offering. Following the Commencement of Operations, we will reimburse the Adviser or its affiliates for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $5.0 million in connection with our formation and the initial closing of the private offering, and the Adviser has agreed to bear all such organization and offering expenses that were incurred prior to the Commencement of Operations in excess of $5.0 million. Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of AGL, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company. We bear all other costs and expenses of the Company’s operations and transactions, including those listed in the Registration Statement.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses are ultimately borne by our shareholders.

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, under which the Adviser has contractually agreed to pay, on a quarterly basis, certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 1.50% (on an annualized basis) of the Company’s net asset value as described in “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Agreements and Related Party Transactions.”

Results of Operations

As of June 30, 2024, we had not commenced operations.

Investment Advisory Agreement

The Company will be externally managed by the Adviser pursuant to an Investment Advisory Agreement between the Company and the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for the overall management and affairs of the Company and has full discretion to invest the assets of the Company in a manner consistent with the Company’s investment objectives.

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a Management Fee (as defined below) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

Management fee

The Base Management Fee will be calculated at an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter will be prorated based on the number of days in the quarter.

Incentive fee

The Company will pay the Adviser an Incentive Fee consisting of two parts, which are described below:

Incentive Fee on Income

The Incentive Fee on Income will be calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any servicing fees and/or distribution fees paid to broker dealers). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”) debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For the purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology looks through total return swaps as if the Company owned the referenced assets directly.

The incentive fee on income for each quarter will be calculated as follows:

•
No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed 1.75%, or 7.00% annualized, on net assets (the “Preferred Return”);
•
100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 2.00% in any calendar quarter (8.00% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 12.50% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 2.00% (8.00% annualized) in any calendar quarter; and
•
For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 2.00% (8.00% annualized), the incentive fee on income equals 12.50% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

Incentive Fee on Capital Gains

The Company shall pay the Adviser an Incentive Fee on Capital Gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.50% of the Company’s realized capital gains, if any, on a cumulative basis from the date of its election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains.

Administration Agreement

The Company intends to enter into the Administration Agreement with AGL US DL Administrator LLC, a Delaware limited liability company (the “Administrator”). Under the Administration Agreement, the Administrator will provide the Company with certain administrative services necessary for the Company to conduct its business. The Company has agreed to reimburse the Administrator for all reasonable costs and expenses and the Company’s allocable portion of compensation of certain of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing non-advisory services, facilities and personnel and performing its administrative obligations, as provided by the Administration Agreement. In addition, subject to the approval of the Board, the Administrator may delegate its duties under the Administration Agreement to affiliates or third parties, and the Company will reimburse the expenses of these parties incurred directly and/or reimburse such expenses if paid by the Administrator on the Company’s behalf.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser shall pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

The Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). In making a Voluntary Expense Payment, the Adviser will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company.

Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts will be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any fiscal quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter that have not been previously reimbursed by the Company to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular fiscal quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any quarter shall be made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with AGL, pursuant to which AGL provides the Adviser with experienced investment professionals and access to the resources of AGL so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of AGL’s investment professionals.

Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Adviser has agreed to reimburse all of the Company’s organizational, professional, trustees’ fee and other administrative expenses for the three months ended June 30, 2024, and for the period January 18, 2024 (date of inception) through June 30, 2024, amounting to $762,171 and $3,539,127 under the Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Adviser for such expenses through June 30, 2027, in accordance with the Expense Support and Conditional Reimbursement Agreement, however as of June 30, 2024, the Company does not consider the Reimbursement Payment to be probable and estimable.

Further, as discussed above, on April 22, 2024, the Company entered into the Purchase Agreements with the Financing Providers, whereby the Company has agreed, subject to certain conditions, to purchase certain assets from the Financing Providers under certain conditions. For more information regarding the Initial Investments see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Initial Investments.”

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, we had not commenced operations and had not entered into any investments. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in accordance with the Company’s investment objective and strategy; (ii) general corporate purposes; and (iii) payment of operating expenses, including management and administrative services fees and other expenses such as due diligence expenses relating to potential new investments.

From time to time, we may enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, upon Commence of Operations, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity Activity

On May 29, 2024, AGL contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Company’s Common Shares. Also, as of June 30, 2024, the Company has executed subscription agreements with third-party investors for $1,000,000,000 of capital commitments.

Share Repurchase Program

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, we intend to commence a share repurchase program (the “Share Repurchase Program”) in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

Under the Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly share repurchases using a purchase price equal to the NAV per share as of the last calendar day of the immediately prior quarter (the “Valuation Date”). Shareholders should keep in mind that if they tender Common Shares in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases.

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. We have not commenced the Share Repurchase Program.

Distributions

Our Board intends to declare and pay distributions on a quarterly basis.

Distribution Reinvestment Plan

We have adopted an “opt out” Dividend Reinvestment Plan (“DRIP”) pursuant to which shareholders can elect to “opt out” in their Subscription Agreements (subject to limitations that may apply in certain U.S. states and other jurisdictions which either do not permit automatic enrollment in DRIPs absent affirmative enrollment and other U.S. states and jurisdictions in which investors must receive their distributions in cash). We will reinvest all distributions declared by our Board on behalf of shareholders who do not elect to receive their distributions in cash (the “Participants”). As a result, if our Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

Related-Party Transactions

We expect to enter into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement, Administration Agreement, Expense Support and Conditional Reimbursement Agreement and Resource Sharing Agreement.

In addition to the aforementioned agreements, The Company and the Adviser have applied for, but not yet obtained, an exemptive order from the SEC that would permit us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Recent Developments

None.

Critical Accounting Policies

There have been no material changes to our critical accounting policies discussed in the Registration Statement. Our critical accounting policies should be read in connection with the risk factors described in the Registration Statement.

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “Item 1A. – Risk Factors” of the Registration Statement.

Contractual Obligations

The Company is required to report its investments for which current market values are not readily available at fair value. The Company will value its investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

We will enter into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have entered into the Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in Item 1. Financial Statements—Notes to Financial Statements—Note 3. Agreements and Related Party Transactions.”

We may establish one or more credit facilities or enter into other financing arrangements from time to time to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financing or liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations.

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Registration Statement, as may be amended and supplemented from time to time. There have been no material changes to the risk factors previously disclosed in the Registration Statement. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2024, there were no material changes from the risk factors set forth in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not yet commenced operations. On May 29, 2024, AGL purchased $10,000 of Common Shares of the Company at a price of $25 per Common Share as the Company’s initial capital. These Common Shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description
3.1	Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56652) filed on June 3, 2024)
3.2	Form of Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56652) filed on June 3, 2024)
10.1	Form of Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56652) filed on June 3, 2024)
10.2	Form of Administration Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56652) filed on June 3, 2024)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56652) filed on June 3, 2024)
10.4	Form of Custody Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56652) filed on June 3, 2024)
10.5	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56652) filed on June 3, 2024)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL Private Credit Income Fund LP

Date: August 8, 2024	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: August 8, 2024	By:	/s/ Wynne Comer
Name: Wynne Comer
Title: Chief Financial Officer