Form 10-Q
period 2024-09-30
AGL Private Credit Income Fund
filed 2024-11-08
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 4,000,400 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Statement of Assets and Liabilities as of September 30, 2024 (Unaudited)	3
	Statements of Operations for the three months ended September 30, 2024, and period from January 18, 2024 (date of inception) to September 30, 2024 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
Signatures		22

CERTAIN DEFINITIONS

•
“Conversion” refers to the conversion of AGL Private Credit Income Fund, which was originally established on January 18, 2024 as a Delaware limited partnership named AGL Private Credit Income Fund LP, to a Delaware statutory trust on September 12, 2024.
•
The terms “Company,” “we,” “us,” and “our” refer to AGL Private Credit Income Fund LP prior to the Conversion, and AGL Private Credit Income Fund on and after the Conversion;
•
“Administrator” refers to AGL US DL Administrator LLC;
•
“Administration Agreement” refers to the Administration Agreement between the Company and the Administrator;
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
•
“Board” and “Trustees” refers to the Company’s board of directors prior to the Company’s Conversion to a Delaware statutory trust and board of trustees following the Company’s Conversion to a Delaware statutory trust, and the members thereof;
•
“Common Shares” refers to the Company’s common shares of beneficial interest purchased by the shareholders, together with partnership interests issued by the Company prior to its Conversion to a Delaware statutory trust;
•
“Investment Advisory Agreement” refers to the Investment Advisory Agreement between the Company and the Adviser;
•
“Other AGL Accounts” refers to public and private AGL managed funds and accounts other than the Company;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AGL Private Credit Income Fund

Statement of Assets and Liabilities (Unaudited)

	September 30, 2024
Assets
Cash	$10,000
Deferred offering costs (Note 2)	953,340
Receivable from Adviser	4,274,809
Total Assets	$5,238,149
Liabilities
Payable to affiliates	$4,546,004
Accrued expenses	682,145
Total Liabilities	$5,228,149
Commitments and contingencies (Note 4)

Net Assets
Common shares, $0.001 par value, unlimited shares authorized, 400 issued and outstanding	$—	(1)
Paid-in capital	10,000
Total net assets	$10,000
Total liabilities and net assets	$5,238,149
Net asset value per share	$25.00

(1)
Less than $1

The accompanying notes are an integral part of these financial statements.

AGL Private Credit Income Fund

Statements of Operations (Unaudited)

	Three Months Ended September 30, 2024	For the Period from January 18, 2024 (Date of Inception) to September 30, 2024
Investment Income	$—	$—
Expenses:
Organizational costs	78,060	2,727,557
Professional fees	251,903	767,440
Trustees' fees	116,250	167,251
Other expenses	289,470	612,561
Total expenses	735,683	4,274,809
Less: Expense reimbursement (Note 3)	(735,683)	(4,274,809)
Net investment income (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$—	$—

The accompanying notes are an integral part of these financial statements

AGL Private Credit Income Fund

Notes to Financial Statements (Unaudited)

1.
Organization and Business

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (date of inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the 1940 Act on October 11, 2024. It is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio.

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

On May 29, 2024, AGL contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Company’s common shares of beneficial interest, par value $0.001 per share, (the “Common Shares”). The initial meeting of the Board of Trustees of the Company (the “Board”) was held on May 29, 2024. As of September 30, 2024, the Company had not commenced operations. For the period from January 18, 2024 (date of inception) to September 30, 2024, the Company’s efforts were limited to organizational and initial operating activities, the cost of which the Adviser has elected to pay subject to conditional reimbursement by the Company pursuant to the Expense Support Agreement described below in Note 3.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the 1933 Act. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.”

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Cash

Cash is comprised of cash held at State Street Bank and Trust Company.

Offering and Organizational Expenses

Organizational expenses are recorded as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its related documents of organization. For the three months ended September 30, 2024, and for the period from January 18, 2024 (date of inception) to September 30, 2024, the Company incurred organizational expenses of $78,060 and $2,727,557, respectively.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. As of September 30, 2024, offering costs incurred to date amounted to $953,340.

Under the Investment Advisory Agreement and the Administration Agreement (each as defined below), the Company is responsible for bearing its organizational and offering costs as well as other costs and expenses of its operations and transactions. As of September 30, 2024, the Company incurred organizational costs of $2,727,557, which the Adviser has elected to pay, subject to conditional reimbursement by the Company, pursuant to the Expense Support Agreement described below in Note 3. As of September 30, 2024, the total amount owed to the Company from the Adviser (including expenses payable under the Administration Agreement described in Note 3) is included in receivable from Adviser in the Statement of Assets and Liabilities and the total amount owed to affiliates is included in payable to affiliates in the Statement of Assets and Liabilities.

Professional Fees

Professional fees are expensed as incurred and include legal and other professional expenses. For the three months ended September 30, 2024, and for the period from January 18, 2024 (date of inception) to September 30, 2024, the Company incurred professional expenses of $251,903 and $767,440, respectively, which the Adviser has elected to pay, subject to reimbursement by the Company, pursuant to the Expense Support Agreement described below in Note 3.

Income Taxes

The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of (i) its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

3.
Agreements and Related Party Transactions

Investment Advisory Agreement

The Company is externally managed by the Adviser pursuant to an Investment Advisory Agreement between the Company and the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for the overall management and affairs of the Company and has full discretion to invest the assets of the Company in a manner consistent with the Company’s investment objectives.

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a Management Fee (as defined below) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Management Fee

The Base Management Fee is calculated at an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter will be prorated based on the number of days in the quarter.

Incentive Fee

The Company will also pay the Adviser an Incentive Fee consisting of two parts, which are described below:

Incentive Fee on Income

The Incentive Fee on Income is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

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

The incentive fee on income for each quarter is calculated as follows:

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

Administration Agreement

The Company has entered into the Administration Agreement with AGL US DL Administrator LLC, a Delaware limited liability company (the “Administrator”). Under the Administration Agreement, the Administrator provides the Company with certain administrative services necessary for the Company to conduct its business. The Company has agreed to reimburse the Administrator for all reasonable costs and expenses and Company’s allocable portion of compensation of certain of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing non-advisory services, facilities and personnel and performing its administrative obligations, as provided by the Administration Agreement. In addition, subject to the approval of the Board, the Administrator may delegate its duties under the Administration Agreement to affiliates or third parties, and the Company will reimburse the expenses of these parties incurred directly and/or reimburse such expenses if paid by the Administrator on the Company’s behalf.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser shall pay, on a quarterly basis, Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.50% (on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement)), excluding, the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with US GAAP.

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

The Adviser has agreed to reimburse all of the Company’s organizational, professional, trustees' fees and other expenses for the three months ended September 30, 2024, and for the period January 18, 2024 (date of inception) through September 30, 2024, amounting to $735,683 and $4,274,809 under the Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Adviser for such expenses through September 30, 2027, in accordance with the Expense Support and Conditional Reimbursement Agreement described in Note 3, however as of September 30, 2024, the Company does not consider the Reimbursement Payment to be probable and estimable.

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

Under the Purchase Agreements, the Company has entered into a forward obligation to purchase certain investments (the “Initial Investments”) from the Financing Providers, and each Financing Provider is obligated to settle the sale of such investments to the Company. The obligations of the Company and the Financing Providers under the Purchase Agreements are subject to the following conditions: (a) the Company must receive aggregate subscriptions of at least $1.350 billion and receive cash funding from subscriptions deposited from escrow and from debt financing in an aggregate amount for all such cash funding of at least $1.0 billion, and (b) the Board must have approved the purchase of the specific Initial Investments (collectively, the “Purchase Conditions”). Prior to the satisfaction of the Purchase Conditions, no affiliate of the Company or the Adviser is obligated under the Purchase Agreement to purchase assets acquired by the Financing Providers, and the Company’s obligations to the Financing Providers under the Purchase Agreements are not guaranteed by any affiliate of the Adviser. As of September 30, 2024, the Purchase Conditions have not been met.

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

The Company is authorized to issue an unlimited number of Common Shares. As of September 30, 2024, the Company had issued 400 shares and all are outstanding. Also, as of September 30, 2024, the Company has executed subscription agreements with investors for $1,003,550,000 of capital commitments.

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

6.
Subsequent Events

The Company’s management has evaluated subsequent events through November 8, 2024, the date that the financial statements were issued. There have been no subsequent events, except as disclosed below, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the three months ended September 30, 2024.

Commencement of Operations

On October 11, 2024, the Company elected to be regulated as a BDC and commenced operations (“Commencement of Operations”). The Board approved the Company’s purchase of the assets that were subject to the Launch Transactions, which approval included the waiver by the Company of any conditions precedent to such purchase. As a result, on October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers.

Financing Arrangements

Capital Call Credit Agreement

On October 18, 2024 (the “Effective Date”), the Company entered into a revolving credit facility (the “Capital Call Credit Agreement”), among, inter alios, the Company, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer (in such capacity, the “Administrative Agent”).

The Capital Call Credit Agreement provides for borrowings in U.S. dollars, Euro, Sterling, Canadian dollars and such other currencies to be mutually agreed in an initial aggregate amount of up to $250.0 million with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $500.0 million.

Availability under the Capital Call Credit Agreement will terminate on the earlier of October 17, 2025 (the “Stated Maturity Date”), which may be extended for an additional period of up to 364 days, subject to the consent of the Administrative Agent and extending lenders, and the date of termination of the revolving commitments thereunder.

Loan Facility with Société Générale

On October 18, 2024, PCIF Vigilant Funding LLC (“SPV”), a direct wholly-owned subsidiary of the Company, as borrower, and the Company, as equity holder and servicer, entered into a loan facility (the “Loan Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Société Générale, as agent (the “Agent”), U.S. Bank, National Association, as collateral agent (“Collateral Agent”), collateral administrator, and document custodian. Capitalized terms used herein but not otherwise defined herein shall have the meanings assigned to such terms in the Loan Agreement.

The initial maximum principal amount under the Loan Agreement is $300.0 million and the Loan Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $500.0 million, subject in each case to the satisfaction of certain conditions. Proceeds from loans made under the Loan Facility may be used for SPV’s general corporate purposes, to fund collateral obligations acquired by SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Loan Agreement.

Revolving loans borrowed under the Loan Facility may be repaid and reborrowed until the end of the Revolving Period, which can occur no later than October 18, 2027 (unless extended), and all amounts outstanding under the Loan Facility must be repaid by the earlier of (i) October 18, 2029 or (ii) the occurrence of an event of default.

The Loan Facility is secured by all of the assets held by SPV. The Loan Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

Unregistered Sales of Common Stock

On October 21, 2024, the Company sold and issued approximately 4,000,000 Common Shares for an aggregate consideration of approximately $100.0 million at a price of $25.00 per Common Share.

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

Overview

AGL Private Credit Income Fund, which was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024, was converted to a Delaware statutory trust on September 12, 2024. The Company also intends to elect to be treated and intends to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We intend to be a private, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company is an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Company on a continuous basis at a price generally equal to the Company’s NAV per Common Share. Subject to the approval of the Board, the Company may convert into a non-traded or continuously offered BDC and upon such conversion would apply for exemptive relief to introduce multiple share classes and could, in its discretion, market to retail investors.

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

As of September 30, 2024, the Financing Providers have entered into approximately 22 investments across 9 portfolio companies, with an aggregate cost of $178,736,102 and an aggregate fair value of $178,736,102 that we intend to purchase from the Financing Providers once the Purchase Conditions have been met. Details with respect to the Investments are set forth in the following table:

Portfolio Company	Investment Type	Industry	Reference Rate Spread	Interest Rate	Maturity Date	Par	*Cost	Fair Value	Percentage of Fair Value
Chartis Group, LLC	Term Loan	Health Care Providers and Services	SOFR + 4.50%	9.44%	9/17/2031	$13,706,294	$13,569,231	$13,569,231	7.59%
Chartis Group, LLC	Delayed Draw Term Loan	Health Care Providers and Services	SOFR + 4.50%	N/A	9/17/2031	-	(20,979)	(20,979)	-0.01%
Chartis Group, LLC	Revolving Loan	Health Care Providers and Services	SOFR + 4.50%	N/A	9/17/2031	-	(20,979)	(20,979)	-0.01%
Coding Solutions Acquisition, Inc.	Term Loan	Health Care Technology	SOFR + 5.00%	9.25%	8/7/2031	39,122,137	38,625,477	38,625,477	21.61%
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	Health Care Technology	SOFR + 5.00%	N/A	8/7/2031	-	(52,958)	(52,958)	-0.03%
Coding Solutions Acquisition, Inc.	Revolving Loan	Health Care Technology	SOFR + 5.00%	10.01%	8/7/2031	954,199	896,947	896,947	0.50%
Mountain Parent, Inc.	Term Loan	Health Care Technology	SOFR + 5.00%	9.64%	6/27/2031	57,183,000	56,611,170	56,611,170	31.67%
Mountain Parent, Inc.	Delayed Draw Term Loan	Health Care Technology	SOFR + 5.00%	N/A	6/27/2031	-	(58,350)	(58,350)	-0.03%
Mountain Parent, Inc.	Revolving Loan	Health Care Technology	SOFR + 5.00%	N/A	6/27/2031	-	(62,240)	(62,240)	-0.03%
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	Insurance	SOFR + 4.75%	N/A	11/1/2029	-	(213,750)	(213,750)	-0.12%
Accession Risk Management Group, Inc.	Revolving Loan	Insurance	SOFR + 4.75%	N/A	11/1/2029	-	(23,750)	(23,750)	-0.01%
Galway Borrower LLC	Term Loan	Insurance	SOFR + 4.50%	9.78%	9/29/2028	11,362,982	11,249,352	11,249,352	6.29%
Galway Borrower LLC	2nd Amendment Delayed Draw Term Loan	Insurance	SOFR + 4.50%	9.10%	9/29/2028	197,703	195,566	195,566	0.11%
Galway Borrower LLC	3rd Amendment Delayed Draw Term Loan	Insurance	SOFR + 4.50%	N/A	9/29/2028	-	(5,611)	(5,611)	0.00%
Galway Borrower LLC	Revolving Loan	Insurance	SOFR + 4.50%	9.14%	9/29/2028	262,036	252,048	252,048	0.14%
Integrity Marketing Acquisition, LLC	Term Loan	Insurance	SOFR + 5.00%	10.08%	8/25/2028	12,368,560	12,314,448	12,314,448	6.89%
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	Insurance	SOFR + 5.00%	N/A	8/28/2028	-	(107,877)	(107,877)	-0.06%
M2S Group Intermediate Holdings, Inc.	Term Loan	Paper & Forest Products	SOFR + 4.75%	9.85%	8/25/2031	25,000,000	23,250,000	23,250,000	13.01%
Superman Holdings, LLC	Term Loan	Software	SOFR + 4.50%	9.56%	8/29/2031	20,127,428	20,026,790	20,026,790	11.20%
Superman Holdings, LLC	Delayed Draw Term Loan	Software	SOFR + 4.50%	N/A	8/29/2031	-	(16,380)	(16,380)	-0.01%
Superman Holdings, LLC	Revolving Loan	Software	SOFR + 4.50%	N/A	8/29/2031	-	(14,507)	(14,507)	-0.01%
Spotless Brands, LLC	Delayed Draw Term Loan	Specialty Retail	SOFR + 5.50%	10.56%	7/25/2028	2,584,777	2,342,454	2,342,454	1.31%
Total Investments						$182,869,116	$178,736,102	$178,736,102	100.00%

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

As of September 30, 2024, we had not commenced operations.

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

Results of Operations

As of September 30, 2024, we had not commenced operations.

Investment Advisory Agreement

The Company is externally managed by the Adviser pursuant to an Investment Advisory Agreement between the Company and the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for the overall management and affairs of the Company and has full discretion to invest the assets of the Company in a manner consistent with the Company’s investment objectives.

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a Management Fee (as defined below) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

Management fee

The Base Management Fee is calculated at an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter will be prorated based on the number of days in the quarter.

Incentive fee

The Company will pay the Adviser an Incentive Fee consisting of two parts, which are described below:

Incentive Fee on Income

The Incentive Fee on Income is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

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

The incentive fee on income for each quarter is calculated as follows:

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

Administration Agreement

The Company entered into the Administration Agreement with AGL US DL Administrator LLC, a Delaware limited liability company (the “Administrator”). Under the Administration Agreement, the Administrator provides the Company with certain administrative services necessary for the Company to conduct its business. The Company has agreed to reimburse the Administrator for all reasonable costs and expenses and the Company’s allocable portion of compensation of certain of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing non-advisory services, facilities and personnel and performing its administrative obligations, as provided by the Administration Agreement. In addition, subject to the approval of the Board, the Administrator may delegate its duties under the Administration Agreement to affiliates or third parties, and the Company will reimburse the expenses of these parties incurred directly and/or reimburse such expenses if paid by the Administrator on the Company’s behalf.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser shall pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with US GAAP.

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

The Adviser has agreed to reimburse all of the Company’s organizational, professional, trustees’ fees and other expenses for the three months ended September 30, 2024, and for the period January 18, 2024 (date of inception) through September 30, 2024, amounting to $735,683 and $4,274,809 under the Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Adviser for such expenses through September 30, 2027, in accordance with the Expense Support and Conditional Reimbursement Agreement, however as of September 30, 2024, the Company does not consider the Reimbursement Payment to be probable and estimable.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, we had not commenced operations and had not entered into any investments. We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in accordance with the Company’s investment objective and strategy; (ii) general corporate purposes; and (iii) payment of operating expenses, including management and administrative services fees and other expenses such as due diligence expenses relating to potential new investments.

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

Equity Activity

On May 29, 2024, AGL contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Company’s Common Shares. Also, as of September 30, 2024, the Company has executed subscription agreements with third-party investors for $1,003,550,000 of capital commitments.

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

Recent Developments

Commencement of Operations

On October 11, 2024, the Company elected to be regulated as a BDC and commenced operations (“Commencement of Operations”). The Board approved the Company’s purchase of the assets that were subject to the Launch Transactions, which approval included the waiver by the Company of any conditions precedent to such purchase. As a result, on October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers.

Financing Arrangements

Capital Call Credit Agreement

On October 18, 2024 (the “Effective Date”), the Company entered into a revolving credit facility (the “Capital Call Credit Agreement”), among, inter alios, the Company, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer (in such capacity, the “Administrative Agent”).

The Capital Call Credit Agreement provides for borrowings in U.S. dollars, Euro, Sterling, Canadian dollars and such other currencies to be mutually agreed in an initial aggregate amount of up to $250.0 million with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $500.0 million.

Availability under the Capital Call Credit Agreement will terminate on the earlier of October 17, 2025 (the “Stated Maturity Date”), which may be extended for an additional period of up to 364 days, subject to the consent of the Administrative Agent and extending lenders, and the date of termination of the revolving commitments thereunder.

Loan Facility with Société Générale

On October 18, 2024, PCIF Vigilant Funding LLC (“SPV”), a direct wholly-owned subsidiary of the Company, as borrower, and the Company, as equity holder and servicer, entered into a loan facility (the “Loan Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Société Générale, as agent (the “Agent”), U.S. Bank, National Association, as collateral agent (“Collateral Agent”), collateral administrator, and document custodian. Capitalized terms used herein but not otherwise defined herein shall have the meanings assigned to such terms in the Loan Agreement.

The initial maximum principal amount under the Loan Agreement is $300.0 million and the Loan Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $500.0 million, subject in each case to the satisfaction of certain conditions. Proceeds from loans made under the Loan Facility may be used for SPV’s general corporate purposes, to fund collateral obligations acquired by SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Loan Agreement.

Revolving loans borrowed under the Loan Facility may be repaid and reborrowed until the end of the Revolving Period, which can occur no later than October 18, 2027 (unless extended), and all amounts outstanding under the Loan Facility must be repaid by the earlier of (i) October 18, 2029 or (ii) the occurrence of an event of default.

The Loan Facility is secured by all of the assets held by SPV. The Loan Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

Unregistered Sales of Common Stock

On October 21, 2024, the Company sold and issued approximately 4,000,000 Common Shares for an aggregate consideration of approximately $100.0 million at a price of $25.00 per Common Share.

Appointment of CFO

Effective October 8, 2024, in connection with Wynne Comer resigning from her position as the interim Chief Financial Officer of the Company, Ted Gilpin was appointed to serve as the Company’s Chief Financial Officer. Ms. Comer will remain a trustee of the Company.

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

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have entered into the Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in Item 1. Financial Statements—Notes to Financial Statements—Note 3. Agreements and Related Party Transactions.”

We may establish one or more additional credit facilities or enter into other financing arrangements from time to time to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Registration Statement, as may be amended and supplemented from time to time. There have been no material changes to the risk factors previously disclosed in the Registration Statement. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2024, there were no material changes from the risk factors set forth in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2024, AGL purchased $10,000 of Common Shares of the Company at a price of $25 per Common Share as the Company’s initial capital. On October 21, 2024, the Company sold and issued approximately 4,000,000 Common Shares for an aggregate consideration of approximately $100.0 million at a price of $25.00 per Common Share. These Common Shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL Private Credit Income Fund

Date: November 8, 2024	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: November 8, 2024	By:	/s/ Ted Gilpin
Name: Ted Gilpin
Title: Chief Financial Officer