Form 10-K
period 2024-12-31
AGL Private Credit Income Fund
filed 2025-03-12
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 814-01782

AGL PRIVATE CREDIT INCOME FUND

(Exact name of Registrant as specified in its Charter)

Delaware	83-1656668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
535 Madison Avenue, 24th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 973-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 12, 2025, the registrant had 8,758,654 common shares of beneficial interest, $0.001 par value per share, outstanding.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	103

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence	111
Item 14.	Principal Accountant Fees and Services	112

PART IV
Item 15.	Exhibits and Financial Statement Schedules	114
Item 16.	Form 10-K Summary	115

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “project,” “estimate,” “believe,” “continue” or the negatives thereof or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward- looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

You should carefully review the “Item 1A. Risk Factors” section of the annual report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies (“Portfolio Companies,” each a “Portfolio Company”);
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our prospective Portfolio Companies to achieve their objectives;
•
any bankruptcy, insolvency or restructuring of a Portfolio Company;
•
our actual and future financings and investments;
•
our use of financial leverage;
•
the potential need for liquidity in the portfolio;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from investments in our Portfolio Companies;

•
changes in interest rates, including the Secured Overnight Financing Rate (“SOFR”);
•
changes to the fair value of our investments;
•
the impact of future acquisitions and divestitures at the Portfolio Companies in which we invest;
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
the tax status of the enterprises in which we may invest;
•
our ability to maintain our qualification as a BDC and as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•
actual and potential conflicts of interest with the Adviser and its affiliates;
•
the ability of the Adviser to attract and retain highly talented professionals;
•
the impact on our business from new or amended legislation or regulations;
•
the availability of credit and/or our ability to access equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars; and
•
impact of terrorism and armed conflicts around the world on the global economy (including the war in Ukraine and Russia and conflict in the Middle East)

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Competition

•
We depend upon management personnel of our Adviser for our future success.
•
We operate in a highly competitive market for investment opportunities.

Legal and Regulatory

•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
•
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
•
The Company is the Adviser’s first private credit fund.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•
Certain investors are limited in their ability to make significant investments in us.
•
We are subject to risks related to being an “emerging growth company.”
•
We are subject to risks arising from compliance with Regulation Best Interest.
•
We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our voting interests or management and information rights, including under certain default and foreclosure scenarios.

Business Structure

•
We are a new company with limited operating history. Investors have limited information to evaluate historical data or assess any of our investments prior to participating in our private offering (the “Offering”).
•
Our Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.
•
AGL’s financial and other interests may incentivize our Adviser to make investments that present greater risk or to favor Other AGL Accounts.
•
Our financial condition and results of operations depend on our Adviser’s ability to manage our future growth effectively.
•
Our ability to grow depends on our ability to raise additional capital.
•
Potential conflicts of interest with other businesses of AGL could impact our investment returns.

Our Investments

•
Our investments are very risky and highly speculative.
•
We have exposure to credit risk and other risks related to credit investments.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
Many of our portfolio investments do not have a readily available market price, and we value these investments at fair value as determined in good faith in accordance with the 1940 Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused initially in a limited number of portfolio companies, which subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
•
Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Our Securities

•
We face risks associated with the calling of our Capital Commitments.
•
Our Common Shares are subject to significant transfer restrictions, and an investment in our Common Shares generally will be illiquid.
•
We may not be able to pay distributions to holders of our Common Shares or preferred shares; our distributions to holders of our Common Shares or preferred shares may not grow over time; and a portion of our distributions to holders of our Common Shares or preferred shares may be a return of capital for U.S. federal income tax purposes.
•
The Board has the discretion to not repurchase Common Shares, to suspend the Share Repurchase Program, and to cease repurchases.

Risks Relating to Barclays

Barclays engages in various businesses that may compete with the Company for investment opportunities and limit the resources that Barclays devotes to the Barclays Cooperation Agreement.

PART I

Item 1. Business.

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

Targeted loan investments are typically floating rate instruments that often pay current income on a quarterly basis, and we look to generate return from a combination of ongoing interest income, original issue discount, upfront fees, call protection, prepayments and related fees. In the case of investments acquired in the secondary market, we may also generate return from the purchase discount to par. Our investments generally have stated terms of five to eight years, and the expected average life of our investments is generally three years. Our investments consist primarily of funded senior secured term loans, though we may invest in unfunded commitments in the form of revolving credit facilities or delayed draw term loan facilities as well as other instruments. We focus our deployment on borrowers in the upper middle market, as we believe the borrowers often exhibit characteristics that benefit investors, such as operational scale, breadth of products and services, customer and supplier diversity, and geographic reach. The targeted size of each investment will vary with the size of our capital base and other factors as determined by the Adviser. We intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of trustee (the “Board” or the “Board of Trustees”) in its sole discretion.

The Investment Adviser

AGL US DL Management LLC, a Delaware limited liability company, serves as the Adviser and is a registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Subject to the supervision of the Board of the Company, a majority of which is made up of Trustees (as defined below) that are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser, the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. In this capacity, the Adviser is responsible for sourcing and screening potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, and monitoring the portfolio on an ongoing basis. Under a resource sharing agreement (the “Resource Sharing Agreement”) between AGL and the Adviser, AGL will make a portion of the time and efforts of investment professionals on the Investment Committee (as defined below) available to the Adviser for purposes of completing the services provided by the Adviser under the Investment Advisory Agreement. The qualifications of the Investment Committee (as defined below) are discussed more fully below. The members of the investment committee bring substantial experience across many sectors and also serve on the Investment Committee of certain other funds managed or sponsored by AGL. The Investment Committee will be responsible for making all investment and disposition decisions subject to the supervision of the Board, a majority of which is made up of independent Trustees. We believe that the extensive capabilities of AGL and of the Investment Committee, including their experience and reputation as leading credit investors, coupled with the opportunities afforded by the Barclays Cooperation Agreement, will provide the Company with a significant competitive advantage in originating, underwriting and managing an attractive portfolio of investments. As a registered investment adviser under the Advisers Act, the Adviser is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest and other relevant information regarding the Adviser. A copy of Part 1 and Part 2A of the Adviser’s Form ADV is available on the SEC’s website (www.adviserinfo.sec.gov). We and the Adviser have received an exemptive order from the SEC that, permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates (“Affiliated Funds”), subject to certain terms and conditions.

Adviser Investment Committee

Our Adviser is responsible for the overall management of our activities and is responsible for making investment decisions with respect to our portfolio. All new investments require the approval by a consensus of the investment committee of our Adviser. The committee may include other members from the Adviser from time to time. The members of the Investment Committee receive no direct compensation from the Company. Such members may be employees or partners of our Adviser or its affiliates and may receive compensation or profit distributions from our Adviser or its affiliates.

The Administrator

State Street (the “SSB Administrator”), serves as our external administrator. The SSB Administrator is responsible for providing various accounting and administrative services to us including accounting, compliance, operations, technology and investor relations, preparation and filing of the Company’s tax returns, and preparation of financial reports provided to the Company’s stockholders and filed with the Securities and Exchange Commission (“SEC”).

Investment Advisory Agreement

We entered into the Investment Advisory Agreement in which the Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates will also provide investment advisory services to other funds that have investment mandates, objectives or strategies that are similar, in whole and in part, with ours. The Adviser and its affiliates will serve as investment adviser or sub-adviser to private funds and other managed vehicles. In addition, any Affiliated Fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment mandates, objectives or strategies with our own and, accordingly, may invest in asset classes or investments similar or identical to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or Affiliated Funds.

Compensation of the Adviser

Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, we pay our Adviser the base management fee and the incentive fee. The cost of both the base management fee (defined below) and the incentive fee (defined below) will ultimately be borne by our shareholders.

Base Management Fee

The base management fee payable under the Investment Advisory Agreement is calculated and payable quarterly in arrears and will be an amount equal to an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters and will be paid quarterly in arrears (the "Base Management Fee"). The base management fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be. The Adviser may, in its discretion, defer payment of the base management fee, without interest, to any subsequent quarter.

Incentive Fee

The Company also pays the Adviser an incentive fee ("Incentive Fee") consisting of two parts, which are described below.

Income Incentive Fee

The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly.

The incentive fee on income for each quarter will be calculated as follows:

•
No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75%, or 7.00% annualized, on equity;

•
100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.00% in any calendar quarter (8.00% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 12.50% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 2.00% (8.00% annualized) in any calendar quarter; and

•
For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 2.00% (8.00% annualized), the incentive fee on income equals 12.50% of the amount of Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.

Capital Gains Incentive Fee

The second part of the Incentive Fee, referred to as the “incentive fee on capital gains during operations,” is calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.50% of the Company’s realized capital gains, if any, on a cumulative basis from the date of its election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser shall pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis) of the Company’s net asset value. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on behalf of the Company (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five (45) days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts will be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio (defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

Share Repurchase Program

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed – and are not expected in the future to be listed – on a stock exchange or other securities market. In addition, our strategy does not contemplate the future winding up or liquidation of the Company. As such, we use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds.

As noted above, we do not intend to pursue a liquidity event. In the event the Board does elect to pursue a liquidity event, each investor will be required to agree to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate an IPO or exchange listing, it being understood that the Company may, without obtaining the consent of any investors, make modifications to the Company’s constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of the investors are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in its Offering documents.

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, we intend to commence a Share Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

Under the Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly share repurchases using a purchase price equal to the NAV per share as of the Valuation Date. Shareholders should keep in mind that if they tender Shares in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Shares, the Company may repurchase such Shares subject to the Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below in “Share Repurchase Program.”

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for Share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer Common Shares than described above, or none at all.

Following the fourth (4th) anniversary of the Initial Closing, if for a period of eight consecutive quarters we do not conduct Common Shares repurchases pursuant to the Share Repurchase Program in which we satisfy the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, we will commence a Reinvestment Pause Period during which we will not reinvest loan repayment proceeds and we will cause excess capital in the Company to be returned to investors quarterly on a pro rata basis. Such Reinvestment Pause Period will continue until we have satisfied the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, in a subsequent quarter, after which the Company will return to reinvesting loan repayment proceeds and the retention of excess capital.

If the Company undergoes a listing or merges into a listed company, in accordance with the terms of the investor's subscription agreement ("Subscription Agreement") pertaining to the private placement, investors will be required to agree to certain lock-up and manner-of-sale restrictions with respect to their Common Shares. In particular, shareholders would be restricted from transferring any Common Shares for 180 days. The lock-up would apply to all Common Shares acquired prior to such listing or merger but would not apply to any shares acquired after and pursuant to the dividend reinvestment plan (the “DRIP”). If the Company undergoes a listing, no failure to repurchase Common Shares pursuant to the Share Repurchase Program will trigger a Reinvestment Pause Period.

Proxy Voting Policies and Procedures

We delegate our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that our Adviser follows are set forth below and are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act. The guidelines will be reviewed periodically by our Adviser and our non-interested Trustees, and, accordingly, are subject to change.

Market Opportunity

The leveraged lending market consists primarily of three main markets (i) the high yield bond market, which typically includes unsecured notes that pay a fixed rate coupon, (ii) the broadly syndicated leveraged loan market, which typically includes secured, floating rate loans, and (iii) the Private Credit market, which also generally includes secured, floating rate loans. Each of these markets is large and a key source of capital in the United States for leveraged buyouts, corporate M&A-related transactions, balance sheet recapitalizations, debt refinancing and other general corporate purposes.

High yield and broadly syndicated loan financings (together, “Traditional Leveraged Finance Markets”) are typically arranged by investment banks and distributed to a wide variety of investors. Private Credit financings are typically directly originated by lenders through relationships with private equity sponsors and the borrowers themselves and are negotiated directly between those counterparties. As a result, Private Credit loan documentation often features more restrictive structural protections and terms. In addition, issuers in Traditional Leveraged Finance Markets are generally rated by credit rating agencies, such as Moody’s and Standard & Poor’s, and their wide distribution facilitates liquid trading in secondary markets. Private Credit transactions, on the other hand, do not require public credit ratings and are generally held by a relatively small group of lenders until repayment.

We believe the Private Credit market provides a number of potential advantages to borrowers compared to the legacy leveraged lending markets. Traditional Leveraged Finance Markets are subject to syndication processes, whereby intermediaries operate between prospective borrowers and diverse groups of potential lenders. Also, these financings are often subject to “price flex” at the underwriter’s discretion, as a result of which the price of a loan can change during syndication based on investor appetite and market conditions. This results in significant execution and pricing uncertainty for issuers of high-yield notes and broadly syndicated leveraged loan borrowers. In addition, such borrowers often end up with unknown and fragmented lender groups, which increases uncertainty and operational complexity for borrowers. In contrast, Private Credit transactions are typically negotiated directly between the borrower and lender or lenders. This direct negotiation, combined with the fact that Private Credit transactions are typically unrated, allows for greater price certainty, faster execution, enhanced confidentiality and stable lending relationships after closing, providing material advantages for Private Credit borrowers compared to issuers and borrowers in Traditional Leveraged Finance Markets.

Private Credit markets have grown significantly since the global financial crisis of 2008. From 2010 to 2024, Private Credit AUM grew at an approximately 11% compound annual growth rate (“CAGR”) to an estimated $1.6 trillion in 2024. We believe that this growth was driven by a number of factors, including those described above, and provides a sound backdrop for the success of our investment strategy.

•
Regulatory changes continue to drive demand toward Private Credit. Regulatory actions following the 2008 financial crisis, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and Basel III regulatory capital framework, have substantially limited commercial banks’ willingness to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to larger borrowers. These trends contributed to institutional investors, as opposed to banks, originating over 60% of primary leveraged loan issuance in the United States in 2024. This compares to roughly 25% of U.S. primary leveraged loan issuance in 2000.

•
Private Credit markets are capturing market share from traditional broadly syndicated and high yield markets. We believe the Private Credit market is now perceived to be a viable and important alternative solution for borrowers of all sizes, including the large institutions that formerly favored Traditional Leveraged Finance Markets. As private credit markets have grown, they have also taken market share from the broadly syndicated and high yield markets, due to the relative speed and certainty of execution provided by private lenders as well as the regulatory-driven reduction in banks’ flexibility and risk appetite. These developments accelerated the migration of borrowers toward the Private Credit market. Private Credit lenders financed approximately 84% of LBO financings in 2024, up from 65% in 2021.

•
Increasing opportunity from larger borrowers seeking privately placed financing. In the early stages of the evolution of the Private Credit market, demand was driven by smaller borrowers’ inability to access Traditional Leveraged Finance Markets. However, as Private Credit demonstrated its capability to handle larger financings and the competitive advantages to borrowers of Private Credit financing, more and larger borrowers have adopted Private Credit financing solutions. We believe that as larger borrowers continue to gain awareness of the benefits of Private Credit, they will increasingly utilize Private Credit as opposed to the broadly syndicated market for their financings, further enhancing our ability to originate assets selectively.

Formation Transaction

Prior to our election to be regulated as a BDC, on October 11, 2024, we entered into a sale and contribution agreement with certain financing providers ("Financing Providers") to acquire an initial portfolio of upper middle market loans for $176,000 (the “Warehouse Portfolio”), subject to certain purchase price adjustments to give effect to repayments of any underlying loans and/or drawings under any unfunded commitments. The acquisition of the Warehouse Portfolio was subject to certain closing conditions and the Company had no obligation to purchase the Warehouse Portfolio until such time as (i) the Company’s registration statement on Form 10 had become effective in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”), and (ii) the Company had received equity commitments in an amount and on terms and conditions reasonably satisfactory to the Company and committed long-term debt financing on terms and conditions reasonably satisfactory to the Company in an amount that, taken together with the equity commitments received by the Company, is sufficient to pay the purchase price and related fees and expenses assuming that the Company utilizes the maximum amount of leverage permitted by applicable law and regulations.

On October 21, 2024, the Company purchased $176,000 of assets pursuant to purchase agreements with each of the Financing Providers and Commenced Operations. In connection therewith, the Company called capital and issued approximately 4,000,000 Common Shares for an aggregate consideration of approximately $100.0 million.

Investment Model and Process

We consider both the specific credit profile of each investment as well as the effect an investment will have on the overall balance and credit risk complexion of the portfolio. To do this we apply a structured investment process that incorporates both bottom-up and top-down perspectives of the credit risk associated with each potential investment and rigorously tests these factors continuously from origination through approval, closing, monitoring, and ultimate exit. Our investment process and structured risk management approach are informed by our senior investment team’s decades of collective credit investing expertise and we believe they represent significant differentiation versus peers.

Our investment process consists of several steps, including origination, preliminary screening, credit diligence by the investment team, and the Investment Committee’s approval at preliminary screening by this committee, consideration of the proposed loan’s potential effect on the balance and credit risk complexion of the portfolio in aggregate, and any final approval followed, if applicable, by closing, and ongoing portfolio monitoring and risk management. In addition, the Barclays Cooperation Agreement allows us to supplement our capabilities throughout the investment process by leveraging the Barclays investment banking teams’ expertise and capabilities while retaining sole responsibility over deal and structuring terms.

Origination

We take an active and direct approach to investment origination, principally sourcing opportunities directly from borrowers and their control parties (as opposed to through intermediated channels or liquid markets). We intend to use a “multi-channel” origination approach to source Private Credit investment opportunities through three distinct channels:

i.
the Barclays Cooperation Agreement (“Proprietary Barclays Channel”);
ii.
direct sourcing by AGL from owners and management teams of businesses, including private equity sponsors (“Direct Channel”); and
iii.
the investment bank originated, capital markets or syndicated transaction processes broadly, including potential non-exclusive arrangements with other banks and/or non-bank originators, where AGL possesses a highly capable originations platform (“Intermediated Channel”).

Collectively, we expect these channels to create a competitively advantaged deal sourcing engine that delivers a significant number of investment opportunities from which we can select credits effectively and build balanced portfolios.

We expect the Barclays Cooperation Agreement to represent our primary sourcing channel, and therefore the majority of our deal origination and capital deployment. We believe the Barclays Cooperation Agreement will not only generate substantial deal flow, but also allow us earlier and deeper access to transactions. This should drive improved deal conversion and transaction influence. We expect Proprietary Barclays Channel deals derived from the Barclays Cooperation Agreement to include the following types of opportunities:

1.
Buy-side financing opportunities: Barclays was the number one underwriter of U.S. LBO financings from 2020 to 2024, according to Bloomberg Global Capital Markets League Tables. Accordingly, we believe Barclays’ leading underwriting positions and deep sponsor relationships, coupled with sponsors’ increasing demand for Private Credit, will generate an attractive pipeline of potential investment opportunities.
2.
Sell-side M&A mandates: In certain situations where Barclays is advising a company on a potential sale, we may have an opportunity to perform initial diligence and to structure potential Private Credit solutions early in the process, thereby creating a competitive advantage for us.
3.
Sponsored refinancing activity: Barclays was a top four underwriter of leveraged loans from 2020 to 2024, according to Bloomberg Global Capital Markets League Tables, and generates significant investment banking deal flow from borrowers seeking to refinance their existing indebtedness. We expect to secure attractive investment opportunities pursuant to the Barclays Cooperation Agreement, should borrowers prefer our Private Credit offerings to alternative financing arrangements, such as high-yield debt or broadly syndicated loans, available in the credit markets.
4.
Non-sponsor activity: Outside the sponsored transaction environment, we expect Barclays’ investment banking coverage platform to provide us an opportunity to source deals from corporate clients, including recapitalizations, spinouts and general corporate purpose financings.

While we expect to source the majority of our investments through our Proprietary Barclays Channel, we also expect to complement those originations regularly with deals sourced from additional channels. A wider investment aperture not only enables us to be more selective in our investments but also fosters greater market awareness to generate insights and refine our relative value judgments. Our Adviser’s senior management and investment teams have cultivated extensive relationships with owners of businesses (both sponsors and otherwise) and the capital markets broadly, positioning us to source and execute potential Private Credit investments from these channels systematically.

Underwriting, Credit Review and Loan Level Decisioning

We will employ a rigorous, transparent, and consistent investment selection, diligence and decision-making process. To accomplish this, we will rigorously apply loan selection eligibility criteria. These include but are not limited to assessments of:

•
Borrower ability to repay or refinance the loan in full, including under stress.
•
Appropriateness of the corporate and capital structures plus acceptable terms and documentation
•
Ability to achieve an appropriate risk-adjusted return.

The assessment of these factors will determine the risk ratings of the borrower, which will also utilize assessment sub-factors including, but not limited to, business profile, scale and measurements of leverage, including specific attributes and risks specific to the potential borrower in question. Additionally, loan facility level sub-factors will be included in risk ratings methodologies reflecting any relevant structural factors (such as structural seniority or subordination, as the case may be, super priority collateral, etc.).

A final consideration at the decisioning stage is a proposed loan’s potential effect on the balance and credit risk complexion of the portfolio in aggregate (as noted above). We believe the consistent, quantitative architecture and qualitative assessment of the investment selection, diligence and decision-making process creates meaningful differentiation relative to the investment processes employed by most other Private Credit asset managers. In addition, we expect to utilize external resources throughout the process, including Barclays, as part of the diligence process, enabled by our Adviser’s collaboration with Barclays’ banking teams and AGL’s industry-based research and portfolio management capabilities.

Our Adviser’s experienced Private Credit investment team will lead the underwriting process, incorporating a robust and inquisitive Investment Committee. This will enable sequentially iterative exchanges of perspectives, inquiries and determinations to create a comprehensive and multi-faceted view of each investment opportunity and its associated risks. This process spans a typical deal timeline from opportunity inception to closing that is generally anticipated to be 45 to 90 days and to follow multiple steps, as follows:

1.
Initial Screening. This initial stage of underwriting generally includes a review of a borrower’s business, consolidated financial statements, business plan, purpose of the loan and borrower/owner rationale therefor, capital structure and debt service analysis and resilience thereof, debt and equity comparable analyses, quality of EBITDA analysis and key risks and merits to arrive at an initial view of borrower credit worthiness, as well as the initial development of AGL risk ratings, plus preliminary views on structure. A preliminary “comparables” analysis of similar transactions framed by industry and credit metrics is typically undertaken. At this point, deal teams will decide whether to progress the deal to the next stage of a more fulsome credit review.
2.
Credit Review and Investment Committee “Preview.” Following a successful initial deal team screening, the deal team will continue its diligence on the investment opportunity based on guidance provided by senior leadership. Process items at this stage generally include the creation of a detailed financial model with sensitivities assuming various market and operating environments and potential unexpected stresses to the business, an evaluation of the proposed loan’s effect on the balance and credit risk complexion of the overall portfolio pursuant to the 10-D Portfolio Construction Framework, plus an outline of likely appropriate draft loan documentation terms including covenants and collateral protections, that are all summarized with other analyses for the Investment Committee screening memo. Internal and external perspectives are sought continuously through the credit review process a preliminary recommendation is made to the Investment Committee for work to proceed with additional analyses, due diligence and Investment Committee input. The Investment Committee will modify or agree with the deal team recommendation and potentially provide preliminary approval at this stage or decline the opportunity, in which case the rationale therefor is documented. The decision to proceed or not is the sole decision of the Investment Committee, without regard to any parallel related Barclays decision.

3.
Confirmatory Diligence. Following any preliminary approval to proceed with additional work from the Investment Committee, the deal team will undertake to complete any required outstanding analysis, including to address any remaining diligence points and negotiate final documentation. During this stage, interim feedback will be sought from senior leaders and Investment Committee as needed to inform decisions on key documentation points, diligence questions, and other process dynamics. During this stage, the deal team will be expected to formulate its final risk ratings recommendation for the opportunity before submitting such recommendation for approval by the Investment Committee as part of the final credit review step outlined below.

4.
Final Credit Review and Presentation to the Investment Committee. Once the credit work is finalized and the deal team is supportive of proceeding, the deal team will present its final Investment Committee memo with the results of final diligence, structure and terms with a final, formal recommendation to the Investment Committee for the investment decision. If the Investment Committee approves, it will determine the risk ratings and the maximum amount of the loan investment. The Investment Committee decision and key points underpinning it will be documented (including capturing key data within a “credit performance attribution analysis” database). In the event legal documentation has not been finalized, formal approval may be deferred until, or conditioned upon, receipt of satisfactory documentation. We expect that investment recommendations and committee approvals will be made on the assumption that an investment will be held until the borrower repays the loan. To the extent that the loan was sourced through the Barclays Cooperation Agreement and we have collaborated with Barclays up to final Investment Committee, the decision to proceed or not will be entirely independent, and the sole decision of the Investment Committee. For avoidance of doubt, no formal or informal commitment can be made to a borrower and/or owner without final approval by the Investment Committee.

5.
Closing. When a deal is approved, the deal team will work with the borrower towards closing on the requested timeline. This process will generally include the finalization of definitive credit documentation, customary “know your customer” and anti-money laundering processes, and any final outstanding diligence items, as well as memorialization of the closing final risk ratings for the transaction. This risk rating will provide a baseline for ongoing portfolio monitoring and management of portfolio risk. Once these items are completed, the deal will typically close and fund.

As outlined herein, our investment model and process is iterative and is based on a culture of frequent communication and an evolutionary credit assessment, versus binary type process. Periodic deal updates will be made to the Investment Committee, which meets daily, including weekly deal pipeline status updates.

Loan Portfolio Construction

We deploy our 10-D Portfolio Construction Framework to build a balanced investment portfolio, and manage it to achieve the maximum degree of safety of invested capital and to generate relatively consistent cash yield. We believe this investment model is competitively advantaged and differentiated. It is currently based on 10 factors which we describe as “dimensions,” hence “10-D.” We anticipate establishing additional dimensions that may be added in the future. We actively seek exposure to a wide variety of attractive fundamental investment profiles to limit intra-portfolio correlations across various standard and non-standard factors. We assess each individual asset for inclusion in the portfolio based not only on its specific attributes, but also on how it contributes to – or detracts from – the collective credit profile of the portfolio including the paramount diversification benefits. With this perspective, we seek to size positions based on incremental risk contribution across factors, as well as on assessed risk of loan level capital loss. We rigorously and consistently apply this proprietary methodology, which is informed by the long tenure and experience of our senior investment team. We believe our 10-D Portfolio Construction Framework and our focus on balanced portfolio construction is not only differentiated, but also reduces portfolio-wide risk and limits investment variability through economic cycle. As noted, we expect the 10-D Portfolio Construction Framework to evolve over time as appropriate in order to best address and support an ongoing balanced portfolio, and to achieve the target investment objectives of preservation of invested capital and achieving target cash-on-cash return.

We believe these 10 dimensions can capture at the portfolio level a holistic view of credit quality and risk-adjusted return potential. These dimensions serve to identify the potential contribution or potential detraction from portfolio balance, whereby positive aspects are magnified, and negative ones minimized, so as to suppress intra-portfolio correlation. To be clear, these are portfolio, not borrower criteria (while some are also borrower specific). These dimensions are further defined as follows:

I.
Borrower Credit Worthiness & Loan Quality: This is expressed by the AGL risk rating. The risk rating reflects many attributes including but not limited to a borrower’s ability to repay or refinance the loan in full, including under stress, and considers factors such as demand for its products and/or services and competitive position related thereto, capital structure and ability to service debt, sensitivity to the economy or other forces, an assessment of management/owner competence and appropriate risk-adjusted return potential. In addition, the risk rating methodology reflects, inter alia, corporate and borrower capital structure, covenants including any ability to remove collateral, and final documentation.

II.
Sensitivity to Economic Cycles: The objective is to construct portfolios that perform predictably across economic cycles by maximizing, subject to other criteria, exposure to borrowers that can be less affected thereby and limiting exposure to those which are. Each borrower is assigned a classification as either A-recessionary (“A”) due to low sensitivity thereto, Beta (“B”) reflecting average sensitivity, and Cyclical (“C”) due to high expansionary or contractionary economic cycle effects. A higher proportion of “A” borrowers can induce greater stability to portfolio performance.

III.
Intra-Portfolio Correlation: Credit portfolio diversification is typically evaluated in terms of the amount and number of industry concentrations, which are indeed a relevant factor. At the portfolio level, the degree of borrower differentiation from other borrowers in the portfolio can capture this criterion and a greater degree of granularity. Each borrower is assigned a classification as Idiosyncratic (“1”) that is low similarity. Somewhat Similar (“2”) which is medium resemblance to other borrowers, or Very Similar (“3”) which is very similar. The goal is to maximize portfolio heterogeneity.

IV.
Inclusion and Exclusion of Industries and Related Weightings: Industries are assessed as Growth (“G”), Stable (“S”) or Contracting (“C”). Subject to other important considerations, the goal is greater portfolio alignment with G industries and decreasing levels of S and C respectively. Generally, borrowers with growing markets have more propitious business conditions than otherwise.

V.
Borrower Size: Large (>$200MM EBITDA), Medium ($75-$200MM EBITDA) and Small (EBITDA < $75MM). We believe credit risk diminishes with the increase in a company’s EBITDA.

VI.
Management/Owner Assessment: High Quality, Market Average or Below Average.

VII.
Loan Position Sizes within Portfolio: Based on relevant credit risk factors including I.-VI., above, the Investment Committee determines position size at the time of any approval as Overweight (“OW”), Equal Weight (“EW”) or Underweight (“UW”).
VIII.
Loan Age Since Origination: Experience and data indicate that default probability increases with the passage of time so aggregate portfolio aging is monitored and considered in the context of the above factors, including VII. for new investments. The categories are issuance, respectively, 1 year or less, 2, 3, 4 years or more.
IX.
Surveillance, Credit Watchlist and Distressed (if any) Populations: Active portfolio management is employed (discussed below) and key metrics constantly monitored, together with “trigger” levels, including Interest Coverage (a borrower’s gross earnings divided by interest expense for the measurement period), Value Cushion (% of a borrower’s enterprise value subordinated to loan) and the rate of change of EBITDA, and liquidity.
X.
Portfolio Reserve Level: Reserves serve as a potential credit loss buffer and have the potential to increase returns. It is the excess of the portfolio’s value over invested capital.

Note: The 10-D Portfolio Construction Framework is applied uniformly by AGL across all offerings, except that the EBITDA criterion of dimension V. above applies to Private Credit specifically.

Portfolio Monitoring and Risk Management

Portfolio monitoring and risk management is an integral and vital part of the investment process. This includes the ongoing review of our borrowers through multiple layers of risk review and oversight, including assessments of the borrower’s performance to plan. The monitoring process comprises analysis at the individual borrower and aggregate portfolio levels, in the context of industry reviews and sub-sectors thereof, under projected stress scenarios including macro factors such as interest rates and inflation, plus special assessments as may be deemed appropriate. The risk management approach considers internal perspectives, and many external sources of information and expertise, including the Barclays industry and other groups available pursuant to the Barclays Cooperation Agreement.

These multiple monitoring processes will occur no less frequently than quarterly and can allow for early detection of issues and escalation to the Investment Committee. Ad-hoc credit reviews will occur when appropriate upon awareness of any material event, including potential amendment requests and follow-on financing transactions.

Ongoing Position-Level Monitoring

Our position-level monitoring feeds into overall portfolio monitoring, giving us a rigorously constructed view of real time portfolio performance and credit health. We believe this rigorous portfolio monitoring regime differentiates us favorably relative to our peers.

Quarterly Portfolio Reviews

We perform regular quarterly portfolio reviews with the Investment Committee to monitor asset performance, evaluate our investment theses and take proactive portfolio actions if necessary and appropriate. We believe having a consistent approach to portfolio reviews ensures that knowledge is shared throughout AGL, enabling informed decisions to be made quickly and contributing to the minimization or avoidance of credit losses. In addition to the borrower level and special reviews noted above, these reviews are structured in two separate formats:

•
Industry Sector Reviews: Sector-specific portfolio reviews focus on consideration of news, events, developments and themes in each of our relevant industry sub-sectors; a detailed review of position-level performance; and evaluation against underwriting projections.
•
Comprehensive Portfolio Reviews: Our comprehensive quarterly portfolio reviews focus on portfolio-wide risk assessments, incorporating facts and findings from reviews of the relevant industrial sectors; a review of the latest 10-D Portfolio Construction Framework metrics, and the changes thereto and reasons therefore, and a detailed discussion of any credits placed on our watchlist (“Credit Watchlist”) plus other matters as appropriate.

These reviews may lead to recommendations for specific portfolio actions, such as pursuing secondary purchases or possible exits of existing investments. We believe our two-tiered quarterly review framework ensures we maintain a broad and deep perspective on the performance of our portfolio investments, while maintaining detailed position-specific knowledge throughout the organization.

We expect to supplement these quarterly reviews with ad hoc Investment Committee reviews as needed, including more frequent reviews for underperforming assets, as discussed below.

Risk Ratings, Credit Watchlist and Workout Procedures

As noted, each investment is assigned risk ratings, and as part of our ongoing portfolio monitoring procedures, these are reassessed at least quarterly and changed if appropriate.

We have a structured approach to monitoring underperforming assets, informed by our decades of credit loan origination, portfolio management and investing experience. We believe a proactive approach to managing underperforming investments provides us the best opportunity to avoid or minimize credit losses.

In circumstances where a particular investment is materially underperforming with respect to underwritten projections, we generally expect to add the investment to the Credit Watchlist, absent extenuating circumstances. This step will escalate the oversight of the situation to our Investment Committee and, in some cases, to an assigned workout team. In addition to requiring more frequent reviews, the workout team will work with the relevant portfolio management and investment teams for as long as an investment remains on the Credit Watchlist, in order to determine and effect appropriate actions to avoid defaults and credit losses.

Each investment on the Credit Watch list will be discussed during periodic comprehensive portfolio reviews, at a minimum, and during other ad hoc Investment Committee meetings as appropriate.

Opportunistic Liquidity Events and Additions

We generally expect to hold our investments until repayment, and we make our investment decisions on this basis. However, we will evaluate potential exits through secondary sales ahead of scheduled repayments as prudent, as may be approved by the Investment Committee.

Similarly, we may from time to time engage in purchases of investments in the secondary market, or engage directly with borrowers on incremental lending opportunities, subject to our typical underwriting and Investment Committee approval processes.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the 1934 Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our consolidated financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in Qualifying Assets (as defined below), including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act (“Qualifying Assets”), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company(as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company (“SBIC”) wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.
Securities of any Eligible Portfolio Company that we control.
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.
5.
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance to Portfolio Companies.

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its Trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments.

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants.

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Asset Coverage, Indebtedness, and Senior Securities

We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur compared to BDCs who have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics.

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other matters, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Election to be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended 2024 and intend to qualify as a RIC annually thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any investment company taxable income that we distribute to our shareholders from our taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify as a RIC, we generally will be subject to corporate-level

U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which generally is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our ordinary income for each calendar year; (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year; and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

We expect to form consolidated subsidiaries that are consolidated for financial reporting purposes although not for income tax purposes (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. See Item 1. Business — “Regulation” for discussion of BDC regulation and other regulatory considerations.

In order to qualify to be treated as a RIC for U.S. federal income tax purposes, we must, among other things: qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year; meet the Annual Distribution Requirement; derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies. or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests. To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In determining whether or not a RIC is in compliance with the Diversification Tests, the 90% Income Test and the Annual Distribution Requirement, a RIC may take into consideration certain cure provisions contained in the Code.

In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will generally be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Shareholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our shareholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges. In addition, income required to be included as a result of a QEF election would be qualifying income for purposes of the 90% Income Test if we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates, or if the included income is derived with respect to our business of investing.

Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Item 1. Business — “Regulation — Qualifying Assets” and “— Indebtedness and Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our shareholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our shareholders.

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” the consequences of an investment in the partnership will depend upon the amount and type of income of the partnership allocable to us and our proportionate share of the underlying assets of the partnership. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this annual report, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

Market Developments and General Business Environment

Potential impact of economic recessions or downturns

Many of the portfolio companies in which the Company expects to make investments are likely to be susceptible to economic slowdowns or recessions. Therefore, the number of the Company’s non-performing assets is likely to increase and the value of its portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of the Company’s equity investments. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing its investments and harm its operating results.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. See — “The Company is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty.” Any market disruptions as a result of such acts could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Competition

We depend upon management personnel of our Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of AGL, together with other investment professionals that our Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Adviser’s senior investment professionals. The departure of any of our Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure shareholders that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser or its investment professionals. See — “Our Business and Structure—Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.” In addition, prior to the one (1) year anniversary of the Company first calling capital, upon a change of control of AGL or a termination of the Barclays Cooperation Agreement due to a Trigger Event, investors in the Company will have the right to reduce or cancel their unfunded Capital Commitments, subject to certain exceptions.

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Other AGL Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and Other AGL Accounts or any other entities managed by our Adviser, and co-investment may not be possible. In such circumstances, the Adviser will adhere to its investment allocation policy in order to determine the Other AGL Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments. We cannot assure investors that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. These constraints may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act. This would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause us to lose our RIC status or cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the taxable year ended 2024, and we intend to qualify as a RIC annually thereafter, we cannot assure you that we will qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our shareholders, we must meet the annual distribution and source-of-income and quarterly asset diversification requirements described below.

•
The annual distribution requirement for a RIC will generally be satisfied if we distribute to our shareholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”). Because we intend to use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our shareholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our shareholders, we could fail to maintain our RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
•
The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or foreign currencies, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.
•
The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, or two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be made in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions to our shareholders, which would have a material adverse effect on our financial performance.

Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current shareholders. The 1940 Act limits our ability to borrow amounts or issue debt securities or preferred shares, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the 1940 Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met, rather than 200%, as previously required and as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our shareholders. The Small Business Credit Availability Act modified the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under this legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. Prior to the commencement of this offering, our Board and our initial shareholder approved a proposal to apply to us this modified asset coverage requirement of 150% set forth in Section 61(a)(2) of the 1940 Act. This means that generally, the Company can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, the Company can borrow up to $2 for every $1 of investor equity).

We are generally not able to issue and sell our Common Shares at a price per share below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares (i) with the consent of a majority of our common shareholders (and a majority of our common shareholders who are not affiliates of ours) and (ii) if, among other things, a majority of our independent Trustees and a majority of our Trustees who have no financial interest in the transaction determine that a sale is in the best interests of us and our shareholders.

We incur significant costs as a result of being subject to the reporting requirements under the 1934 Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the 1934 Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and Trustees’ and officers’ liability insurance, Trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we will not be required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act starting with the fiscal year ending December 31, 2024. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public reporting company under the 1934 Act, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by AGL or its affiliates will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

The Adviser and the majority of the members of the Investment Committee have no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the Investment Committee in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the Investment Committee’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.

The Company is the Adviser’s first private credit fund.

The Adviser is entering the private credit space through its entrance into the Barclays Cooperation Agreement. While we believe that with its overall track record and resources the Adviser will be able to successfully source and underwrite investments, the Adviser does not have a track record in the private credit space.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted (and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

Legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subjected to new regulation. While we do not know whether any such regulation would be implemented or what form it will take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We may be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we invest or operate, including economic outlook, factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. Recent populist and anti-globalization movements, particularly in the United States, may result in material changes in economic trade and immigration policies, all of which could lead to significant disruption of global markets and could have adverse consequences on our investments.

We cannot predict how new tax legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification and could have other adverse consequences. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Common Shares.

Our ability to enter into transactions with our affiliates is restricted.

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and Affiliated Funds. Most importantly, the Company generally is prohibited from co-investing with Other AGL Accounts or affiliates of the Adviser in AGL-originated loans and financings unless the Company co-invests in accordance with the applicable regulatory guidance or has obtained an exemptive order from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Company and Other AGL Accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by AGL to allocate an opportunity to one or more Other AGL Accounts or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which an Other AGL Account or affiliate of the Adviser had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with Other AGL Accounts or affiliates of the Adviser at times that the Company may not consider advantageous.

The Company has received an exemptive order from the SEC in order to permit the Company to co-invest with Other AGL Accounts and other affiliates of the Adviser, The Company is only permitted to co-invest alongside Other AGL Accounts or other affiliates of the Adviser in accordance with the terms and conditions of the exemptive order.

Commodity Futures Trading Commission (“CFTC”) rules may have a negative impact on us and our Adviser.

The CFTC and the SEC have issued rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Under SEC Rule 18f-4, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. We have elected to rely on the limited derivatives users exception. We may change this election and comply with the other provisions of Rule 18f-4 related to derivatives transactions at any time and without notice. To satisfy the limited derivatives users exception, we have adopted and implemented written policies and procedures reasonably designed to manage our derivatives risk and limit our derivatives exposure in accordance with Rule 18f-4. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above or treat all such transactions as derivatives transactions for all purposes under Rule 18f-4. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements. The Adviser intends to monitor developments and seek to manage our assets in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act and certain other unregistered investment companies are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting shares other than in accordance with the 1940 Act (measured at the time of the acquisition, including through conversion of convertible securities). Investment companies registered under the 1940 Act and BDCs are also subject to this restriction as well as other regulatory limitations that restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

We are subject to risks related to being an “emerging growth company.”

We are and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the 1934 Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our consolidated financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

We are subject to risks arising from compliance with Regulation Best Interest.

Broker-dealers must comply with Regulation Best Interest (as defined herein), which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

We could be subject to review and approval by CFIUS or other regulatory agencies resulting in limitations or restrictions on our voting interests or management and information rights, including under certain default and foreclosure scenarios.

Transactions that result in the Company acquiring equity and certain management or information rights with respect to a “U.S. business” (as defined at 31 C.F.R. § 800.252), including as a result of a default and foreclosure process, could be subject to prior review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”). The acquisition of relevant rights in a borrower that develops, designs, manufactures, tests, fabricates, or produces “critical technologies” (as defined at 31 C.F.R. § 800.215), including as a result of a default and foreclosure process, could trigger a CFIUS filing requirement at least 30 days before the transfer of such rights to the Company. Similarly, the Company’s acquisition of equity or rights in a non-U.S. business connected with or related to national security or that has a nexus to critical or sensitive sectors could also be subject to non-U.S. national security/investment screening regulatory approval.

In the event of a CFIUS review or similar process before a non-U.S. regulator, there can be no assurances that the Company will be able to maintain, or proceed with, such foreclosure process on terms acceptable to the Company. CFIUS or another regulator could impose conditions on, delay, or prohibit one or more of the Company’s acquisition of relevant rights, including as a result of a default and foreclosure process. Such limitations or restrictions could delay or prevent the Company from foreclosing on and acquiring management rights with respect to a U.S. business under the typical foreclosure timeline, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. These risks may also limit the attractiveness of, delay or prevent us from pursuing certain transactions that we believe would otherwise be attractive to the Company and our stockholders.

Certain of the stockholders of the Company will be Non-U.S. stockholders, and in the aggregate, may comprise a substantial portion of the Company’s stockholders. This may increase both the risk that transactions that result in the Company acquiring equity and certain management or information rights with respect to a U.S. business, including as a result of a default and foreclosure process, could be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS or other non-U.S. regulators on the Company’s acquisition of such rights or ability to proceed with the foreclosure process in the manner originally intended. CFIUS or other non-U.S. regulators could require the parties’ acceptance of certain mitigating conditions for approval that may not be commercially or otherwise desirable to the parties.

Operational

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Advisory Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts and acts of war; and/or
•
cyber incidents.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our shareholders.

Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our portfolio companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our and our portfolio companies’ reliance on technology have increased, so have the risks posed to our information systems, both internal and those provided by AGL and third-party service providers, and the information systems of our portfolio companies. The measures implemented by AGL and these third-party service providers to help mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

Our business is directly influenced by the economic cycle and could be negatively impacted by a downturn in economic activity in the United States as well as globally. Fiscal and monetary actions taken by United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, the Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. There is no guarantee that the actions taken by the Federal Reserve will reduce or eliminate inflation.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and Trustees serve or may serve now or in the future as investment advisers, officers, trustees, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in Other AGL Accounts, the fulfillment of which is not in our best interests or the best interests of our shareholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such Other AGL Accounts. In addition, AGL and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain Other AGL Accounts could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside AGL and Other AGL Accounts.

As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of Other AGL Accounts, including, in some cases, proprietary accounts of AGL. In such circumstances, the Adviser will adhere to its investment allocation policy in order to determine the Other AGL Accounts to which to allocate investment opportunities. If we are unable to rely on the exemptive relief for a particular opportunity, when our Adviser identifies certain investments, it will be required to determine which Other AGL Accounts should make the investment at the potential exclusion of Other AGL Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by Other AGL Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

AGL’s financial and other interests may incentivize our Adviser to make investments that present greater risk or to favor Other AGL Accounts.

Our Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Adviser for positive performance of our investment portfolio. As a result, our Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, the Adviser may simultaneously manage Other AGL Accounts for which the Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, AGL may invest in Other AGL Accounts, and such investments may constitute all or substantial percentages of such Other AGL Accounts’ outstanding equity interests. Therefore, the Adviser may have an incentive to favor such Other AGL Accounts over us. To address these types of conflicts, the Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by the Company may differ from, and performance may be different than, the investments and performance of Other AGL Accounts.

Our financial condition and results of operations depend on our Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Investment Committee have substantial responsibilities in connection with their roles at our Adviser with the Other AGL Accounts, as well as responsibilities under the Investment Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise additional capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code for the taxable year that includes the Initial Closing, and we intend to qualify as a RIC annually thereafter. To qualify, and to maintain our status as a RIC, we are required to timely distribute to our shareholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We have and continue to expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common shareholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred shares that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any small business investment company (“SBIC”) subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration for approval to form a SBIC and may decide not to do so. We can offer no assurances as to whether or when we may form a SBIC subsidiary.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, any obligations to the lenders will be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our shareholders.

Lastly, we may be unable to obtain leverage, which would, in turn, affect your return on investment.

The Adviser faces conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our shareholders.

The Adviser receives substantial fees from us in return for its services, and these fees could influence the advice provided to us. We pay to the Adviser the Incentive Fee that is based on the performance of our portfolio and the Base Management Fee that is based on the value of our net assets as of the beginning of the first business day of the quarter. Because the Incentive Fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the Incentive Fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. The Base Management Fee is payable even in the event the value of your investment declines. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received. In addition, as leverage generally would magnify positive returns, if any, on our portfolio, the use of leverage may cause our Pre-Incentive Fee Net Investment Income Returns to exceed the quarterly hurdle rate for the Incentive Fee on income payable to our Adviser at a lower average return on our portfolio.

Potential conflicts of interest with other businesses of AGL could impact our investment returns.

While Affiliated Funds will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by Affiliated Funds in managing the Other AGL Accounts could conflict with the transactions and strategies employed by the Adviser in managing us and may affect the prices and availability of investments. The Adviser and its affiliates may give advice and make investment recommendations to Other AGL Accounts that differ from advice given to, or investment recommendations made to, us, even though their investment objectives may be the same or similar to ours. Other AGL Accounts, whether now existing or created in the future, could compete with us for the purchase and sale of investments.

With respect to the allocation of investment opportunities among us and Other AGL Accounts, the ability of the Adviser to recommend such opportunities to us may be restricted by applicable laws or regulatory requirements (including without limitation under the 1940 Act) and the Adviser will allocate investment opportunities and realization opportunities between us and Other AGL Accounts in a manner that is consistent with the adopted written investment allocation policies and procedures established by the Adviser and its affiliates, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a fair and equitable basis. The outcome of any allocation determination by Affiliated Funds may result in the allocation of all or none of an investment opportunity to us.

The Adviser and its affiliates’ allocation of investment opportunities among us and Other AGL Accounts in the manner discussed above may not result in proportional allocations, and such allocations may be more or less advantageous to some relative to others.

In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over us. The Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts. Shareholders should note the matters discussed in “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act or other applicable laws) and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and market price of our securities. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions or make payments with respect to our indebtedness.

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the market price of our securities may decline.

Our Adviser’s responsibilities and its liability to us are limited under the Investment Advisory Agreement, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its Trustees, members, shareholders, partners, officers, employees or controlling persons will not be liable to us for its acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of its reckless disregard of its obligations and duties under the Investment Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See — “The Adviser faces conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our shareholders.”

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

On November 27, 2019, Regulation (EU) 2019/2088 of the European Parliament and of the Council on sustainability-related disclosures in the financial services sector (the “SFDR”) was published. The SFDR seeks to provide greater transparency, in the disclosures made to investors, on (i) how sustainability risks are integrated within the management of the fund; and (ii) any environmental/social characteristics or sustainable investment objectives promoted by a fund.

Currently, there is no globally accepted framework or definition (legal, regulatory or otherwise) nor market consensus as to what constitutes, an “ESG,” “sustainable,” “impact,” “climate” or an equivalently labelled product, or regarding what precise attributes are required for a particular investment, product or asset to be defined as such. Regulation (EU) 2020/852 of the European Parliament and of the Council of 18 June 2020 on the establishment of a framework to facilitate sustainable investment (the “EU Taxonomy Regulation”) provides a common taxonomy for identifying economic activities as environmentally sustainable within the European Economic Area. However, the scope of the EU Taxonomy Regulation is limited to six environmental objectives initially (and so will not cover the entire universe of ESG objectives) and is not currently expected to be used universally, outside of the European Economic Area. For further information regarding the Company’s portfolio investments, please refer to the Company’s schedule of investments.

The current lack of common standards may result in different approaches to setting and achieving ESG objectives. ESG factors may vary depending on investment themes, asset classes, investment philosophy and subjective use of different ESG indicators governing portfolio construction. The selection and weightings applied may to a certain extent be subjective or based on metrics that may share the same name but have different underlying meanings. ESG information, whether from an external and/or internal source, is, by nature and in many instances, based on a qualitative and judgmental assessment, especially in the absence of well-defined market standards and due to the existence of multiple approaches to sustainable investment. An element of subjectivity and discretion is therefore inherent to the interpretation and use of ESG data. It may consequently be difficult to compare strategies integrating ESG criteria.

Additionally, even where international standards or relevant regulatory standards, such as the EU Taxonomy Regulation, seek to provide common criteria for determining sustainable economic activities and investments, the application of such criteria will involve the exercise of judgement and may also give discretion on the methodologies and assessments that should be undertaken. Different sustainability, ESG and impact measurement methodologies exist in the market and/or are being developed and implemented by other persons (including data providers, asset managers, industry coalitions or regulators), which are evolving and changing on an ongoing basis. Investors should note that the subjective value that they may or may not assign to certain types of ESG criteria may differ substantially from that of the Company or its portfolio companies.

Applying ESG-related considerations and goals to investment decisions is therefore often qualitative and subjective by nature and may exclude securities of certain issuers for non-financial reasons and, therefore, may forgo some market opportunities available to other funds that do not use ESG or sustainability criteria.

ESG information from third-party data providers may be incomplete, inaccurate or unavailable, which may adversely impact funds or companies, including the Company, placing reliance on such data for the purposes of assessing the appropriate inclusion or exclusion of a security. Different persons (including third-party ESG data or ratings providers, investors and other managers) may arrive at different conclusions regarding the sustainability or impact of the Company or its portfolio investments.

The approach to sustainable finance may evolve and develop over time, both due to a refinement of investment decision-making processes to address ESG factors and risks, and because of legal and regulatory developments.

The regulation of sustainability and ESG matters is a rapidly evolving area, with different ESG product categorization, labeling and disclosures regimes emerging across the world. The Company or any of its portfolio companies is, or could be, subject to such ESG regimes, which may impact how the Company or a portfolio company is categorized from an ESG or sustainability perspective in different jurisdictions, how the Company or a portfolio company operates and/or how the Company or a portfolio company deploys its capital or selects investments. Regulatory scrutiny of ESG matters has increased and ESG regulations (even if well established) and/or their interpretations are changing on an ongoing basis, particularly as the underlying science and general understanding of ESG matters evolves.

In relation to Article 7 of the EU Sustainable Finance Disclosure Regulation, which requires disclosure of how principal adverse impacts are considered at the Company level, we note that there are still a number of uncertainties regarding this obligation, in particular due to the absence of centralized implementing standards, local guidance or established market practice. The Adviser does not currently take principal adverse impacts on sustainability factors into account in respect of the Company but will keep its approach in this area for the Company under review.

As part of the due diligence process, information is generally requested on ESG matters such as environmental issues, health and safety and diversity policies (as relevant to the nature and risk of the specific investment opportunity). This information will be used to consider and assess the sustainability risk profile (among other relevant considerations) of the proposed investment. If unacceptable sustainability risk issues and/or areas requiring further enhancement are discovered as part of the due diligence process, the Adviser may choose not to progress with the investment opportunity.

On an ongoing basis, the Adviser may utilize proprietary processes, third-party tools and/or research to monitor sustainability risks that are relevant to investments within the Company.

Our Investments

Our investments are very risky and highly speculative.

The Company holds primarily directly originated, first lien senior secured, floating rate debt of companies located primarily in the United States and, to a lesser extent, in non-US jurisdictions. The Company may also invest to a lesser extent in second lien loans, unsecured, subordinated or PIK debt and equity and equity-like instruments. Our debt investments may be rated by an NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We may also invest in debt instruments that are not rated by an NRSRO, though we expect that our unrated debt investments will generally have credit quality consistent with below investment grade instruments. These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

In addition, we may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

Unsecured Debt, including Mezzanine Debt. If we make an investment in unsecured debt, including mezzanine debt investments, those investments will generally be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Unitranche Debt. A unitranche loan blends each tranche of a debt financing into a single tranche combining senior and subordinated loan debt. A unitranche loan in the Company’s investment portfolio will therefore be subject to the same risk factors as senior and subordinated loans set out elsewhere in this annual report. A unitranche loan may, in some cases, have a longer maturity than a senior secured loan and, because it combines senior and subordinated debt, it may be provided in a larger size, often by one or two counterparts as opposed to a club or syndicate. Its broader risk parameters and larger size often lead to more bespoke features, and in some cases the lender taking an observer seat on the borrower’s board.

Revolving Credit Facilities. We may acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, which may result in the Company holding unemployed funds, negatively impacting our returns.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We have exposure to credit risk and other risks related to credit investments.

Our investments will be subject to liquidity, market value, credit, interest rate and certain other risks. In addition, there can be no assurance that the Adviser will correctly evaluate the nature and magnitude of the various factors that could affect the value and return of our investments. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more particular types of investments or industry sectors or regions.

Prices of our investments may be volatile and will generally fluctuate as a result of a variety of factors that are inherently difficult to predict, including changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic and international economic or political events, developments or trends in any particular industry, and the financial condition of the issuers or obligors of the investments. Investments which become non-performing or defaulted loans or securities may become subject to a workout negotiation or restructuring. This may entail a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants of these investments. To the extent that defaulted investments are sold, it is unlikely that the sale proceeds will be equal to the amount of unpaid principal and interest thereon. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default or to participate in the restructuring of a non-performing or defaulted investment. There can be no assurance as to the levels of defaults and / or recoveries that may be experienced on the investments.

Secured investments may also be subject to the risk that the security interests granted by the portfolio company obligors in the underlying collateral are not properly or fully perfected in favor of lenders (or their agent). Compounding these risks, the collateral securing the secured investments may be subject to casualty, impairment or devaluation risks.

Portfolio companies may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which the portfolio companies are subject. Such additional indebtedness could have structural or contractual priority, either as to specific assets or generally, over the ranking of the investments held by us or could rank on a parity or seniority basis with respect to our investments. In the event of any default, restructuring or insolvency event of the portfolio company, the Company could be subordinated to, or be required to share on a ratable basis with, any recoveries in favor of the holders of such other or additional indebtedness. Our recoveries may be impaired as a result of the rights of holders of other indebtedness under any intercreditor agreement governing the relative rights of the indebtedness.

Our debt investments may also have no amortization and limited interim repayment requirements, which may increase the risk that a portfolio company will not be able to repay or refinance the debt investment when it comes due at its final stated maturity.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect consumer spending, economic growth and our portfolio companies’ operations. If our portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We will be exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined above), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital.

Because we intend to borrow money, and may issue preferred shares to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred shares and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

The U.S. Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

If general interest rates rise, there is a risk that the portfolio companies in which we make floating rate investments will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to the portion of the Incentive Fee based on income, even though stockholders’ returns have not increased at the same rate.

Many of our portfolio investments do not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with the 1940 Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith under procedures adopted by the Adviser, as the valuation designee. As the valuation designee, the Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the 1940 Act. As the valuation designee, the Adviser utilizes the services of independent third-party valuation firms engaged by the Company in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Adviser will also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Adviser in our valuation process could result in a conflict of interest because our Adviser is receiving a performance-based Incentive Fee.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our Common Shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

Various restrictions will render our investments relatively illiquid, which may adversely affect our business. As we will generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused initially in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We will not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, we can offer no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we may hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

We may be subject to risks arising from mezzanine debt investments.

Mezzanine debt investments are typically junior in right of payment or by reason of being unsecured or secured on a junior lien basis to the obligations of the entity to senior or senior secured lenders. Mezzanine debt may also be issued by holding companies or by operating companies with subsidiaries that are not guarantors, in which case, such mezzanine debt would be effectively subordinated to all obligations of non-guarantor subsidiaries of any such operating company, including trade creditors and employees. Further, the enforceability or effectiveness of guarantees by subsidiaries of indebtedness of issuers of mezzanine debt may be limited by applicable laws. If a portfolio company defaults on our investment or debt senior to our investment, or in the event of a portfolio company bankruptcy, our mezzanine security may be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses.

Mezzanine debt generally will be subject to the prior repayment of different classes of senior debt that may be “layered” ahead of the debt held by us by reason of being senior in right of payment or secured or secured on a senior basis or issued by subsidiaries of the portfolio company that are not guarantors. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt investment held by us, and interest thereon and related expenses, generally must first be repaid in full before any recovery may be had on our mezzanine debt investment. Mezzanine debt investments are characterized by greater credit risks than those associated with the most senior obligations of the same borrower, in particular where those senior obligations are secured. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our investment and to prevent us from pursuing remedies on account of such non-payment against the company. Further, in the event of any debt restructuring or workout of the indebtedness of any company, the holders of the senior indebtedness may often exert significant control over the outcome of the creditor side of such negotiations.

Mezzanine debt investments may also be in the form of PIK loans or bonds, where all or a portion of the interest is not paid in cash but is capitalized periodically. These investments typically experience greater volatility in market value due to changes in the interest rates than loans or bonds that provide for regular payments of interest.

We may be subject to risks arising from investing in distressed debt and undervalued debt.

We may invest in distressed debt and portfolios of distressed debt and in debt that the Adviser views as having an attractive risk-reward profile. Although these types of purchases may result in significant returns, they involve a high degree of risk and may not show any return for a considerable period of time, if ever. In addition, certain debt of the Company may become distressed after investment. If a portfolio company, expected to be stable, deteriorates and becomes involved in a reorganization or liquidation proceeding, we may lose our entire investment or may be required to accept cash or other assets with a value less than our original investment. In addition, distressed investments may require active participation by the Adviser and its representatives. This may expose us to greater litigation risks than may be present with other types of investing or may restrict our ability to dispose of our investment. We may also be required to hold such assets for a substantial period of time before realizing their anticipated value and / or to sell assets which were believed to be undervalued when acquired at a substantial loss if such assets are not in fact undervalued.

We may be subject to risks associated with subordinated debt.

We may acquire and/or originate junior lien or subordinated debt investments. If a borrower defaults on a junior lien or subordinated loan or on debt senior in right of payment or as to the proceeds of collateral to our debt investment, or in the event of the bankruptcy of a borrower, the debt investment will be satisfied only after, in the case of junior lien debt, the proceeds of collateral are applied to repay senior lien debt or, in the case of subordinated debt, the senior debt is repaid in full. Under the terms of typical intercreditor or subordination agreements, senior creditors may be able to block the exercise of remedies or the acceleration of the subordinated debt or the exercise by holders of junior lien or subordinated debt of other rights they may have as creditors or in respect of collateral. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. In addition, junior lien or subordinated debt may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, we may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Adviser’s ability to amend the terms of our loans, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with junior lien or subordinated debt include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its debt. Many obligors on junior lien or subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated debt increases if such investments are debt of distressed or below investment grade issuers. Default rates for junior lien or subordinated debt securities have historically been higher than has been the case for investment grade securities.

We may be subject to risks associated with unsecured debt.

We may invest in unsecured indebtedness in portfolio companies where a significant portion of such companies’ senior or junior lien indebtedness may be secured. In such situations, our ability to influence such portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior or junior lien creditors.

We may be subject to risks arising from revolving credit facilities.

We may acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, including term loans. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding drawings under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

There can be no assurance that a borrower of a revolving credit facility will fully draw down its available credit thereunder, and in many cases a borrower with sufficient liquidity may forego drawing down its available credit thereunder in favor of obtaining other liquidity sources. As a result, we are likely to hold unemployed funds, and investments in revolving credit facilities may therefore adversely affect our returns.

We may be subject to risks arising from purchases of secondary debt.

We may invest in secondary loans and secondary debt securities. We are unlikely to be able to negotiate the terms of secondary debt as part of its acquisition and, as a result, these investments likely will not include some of the covenants and protections we may generally seek. Even if such covenants and protections are included in the investments, the terms of the investments may provide portfolio companies substantial flexibility in determining compliance with such covenants. In addition, the terms on which secondary debt is traded may represent a combination of the general state of the market for such investments and either favorable or unfavorable assessments of particular investments by the sellers thereof.

We may be subject to risks arising from assignments and participations.

We may acquire investments directly (by way of assignment) or indirectly (by way of participation). As described in more detail below, holders of participation interests are subject to additional risks not applicable to a holder of a direct interest in a debt obligation.

The purchaser of an assignment of a debt obligation typically succeeds to all the rights and obligations of the selling institution and becomes a party to the applicable documentation relating to the debt obligation. In contrast, participations acquired by the Company in a portion of a debt obligation held by a seller typically result in a contractual relationship only with such seller, not with the obligor. We would have the right to receive payments of principal, interest and any fees to which it is entitled under the participation only from the seller and only upon receipt by the seller of such payments from the obligor. In purchasing a participation, we generally will have neither the right to enforce compliance by the obligor with the terms of the documentation relating to the debt obligation nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the obligor and the seller, which will remain the legal owner of record of the applicable debt obligation. In the event of the insolvency of the seller, we may be treated as a general creditor of the seller in respect of the participation, may not benefit from any set-off exercised by the seller against the obligor and may be subject to any set-off exercised by the obligor against the seller. In addition, we may purchase a participation from a seller that does not itself retain any portion of the applicable debt obligation and, therefore, may have limited interest in monitoring the terms of the documentation relating to such debt obligation and the continuing creditworthiness of the borrower.

In addition, when we hold a participation in a debt obligation, we may not have the right to vote to waive enforcement of any default by an obligor. Sellers commonly reserve the right to administer the debt obligations sold by them as they see fit and to amend the documentation relating to such debt obligations in all respects. A seller may have interests different from ours, and the seller might not consider our interests when taking actions with respect to the debt obligation underlying the participation. In addition, some participation agreements that provide voting rights to the participant further provide that if the participant does not vote in favor of amendments, modifications or waivers to the documentation relating to the debt obligation, the seller may repurchase such participation at par. Assignments and participations are typically sold strictly without recourse to the seller thereof, and the seller will generally make no representations or warranties about the underlying debt obligation, the borrowers, the documentation relating to the debt obligations or any collateral securing the debt obligations.

We may be exposed to risks associated with convertible securities.

We may invest in convertible securities. Convertible securities include bonds, debentures, notes, preferred stock or other securities that may be converted into or exchanged for a specified amount of equity securities of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities; (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics; and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying equity securities. To the extent the value of the underlying equity securities approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying equity securities while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to identify a sufficient number of suitable investment opportunities to allow us to deploy the capital available to us. Privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. Our Adviser will select our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

• increase or maintain in whole or in part our equity ownership percentage or debt participation;

• exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

• attempt to preserve or enhance the value of our investment.

We may elect not to, or be unable to, make follow-on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and applicable law. The failure to make, or inability to make, follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, including the conditions of the exemptive relief, compliance with covenants contained in the agreements governing our indebtedness or compliance with the requirements for maintenance of our RIC status.

Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make will be prepayable at any time, with some at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and, if applicable, the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

• any equity investment we may make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

• to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and

• in some cases, equity securities in which we may invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our investment may depend on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we may receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

• preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

• preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

• preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

• generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, if we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal would ultimately be to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act. To the extent we so invest, we will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Base Management Fee and Incentive Fee to our Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our shareholders will bear its share of the Base Management Fee and Incentive Fee due to our Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

In the event that we originate loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be subject to risks related to guarantees of certain investments.

Guarantees by subsidiaries or other affiliates of portfolio companies that are the issuers of debt investments may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries or other affiliates resulting in such creditors taking priority over our claims under such guarantees. Under U.S. federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such guarantees, and as a result we would no longer have any claim against the applicable guarantor. Sufficient funds to repay the investments may not be otherwise available to the applicable portfolio company that are the issuers thereof. In addition, the court might direct us to repay back to the portfolio company amounts that we already received from the borrower or a guarantor.

The repayment of our investments may depend on cash flow from subsidiaries of portfolio companies that are not themselves guarantors of the parent company’s obligations or that can be released as guarantors of the parent company’s obligations.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we can offer no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim, if a borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the 1940 Act.

We may be subject to risks related to exit financings.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could incur substantial losses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by AGL, as valuation designee. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase, and the value of our portfolio may decrease, if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. In addition, we may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal.

Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last-out piece of a unitranche loan.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets.

Although we expect that most of our investments will be denominated in USD, our investments that are denominated in a non-USD currency will be subject to the risk that the value of a particular currency will change in relation to the USD. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the 1940 Act and regulations thereunder and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also — “Our Investments—We will be exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the 1940 Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance that any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

We may initially invest a significant portion of the net proceeds from the offering of Common Shares in short-term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

We may initially invest a portion of the net proceeds from the offering of Common Shares in cash, cash equivalents, U.S. government securities and other short-term investments. These securities may earn yields substantially lower than the income that we anticipate receiving once we are fully invested in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends during this period or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested in accordance with our investment objectives. If we do not realize yields in excess of our expenses, we may incur operating losses.

Our Securities

We face risks associated with the calling of our Capital Commitments.

In light of the nature of our receipt of Capital Commitments in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive Capital Commitments in the private offering and the time we draw on the Capital Commitments. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, which would delay us from further drawing upon our Capital Commitments. In the event we are unable to find suitable investments such undrawn Capital Commitments may be undrawn for a significant period of time. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you.

Investing in our securities involves an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive. Therefore, an investment in our securities may not be suitable for an investor with a lower risk tolerance.

Investors purchasing Common Shares after the Initial Closing could receive fewer Common Shares than anticipated.

The purchase price per share of our Common Shares in any closing after the Initial Closing is expected to be determined to ensure that such price is equal to our then-current NAV per share. As a result, in the event of an increase in our NAV per share, the purchase price for Common Shares purchased in any closing after the Initial Closing may be higher than the prior NAV per share, and therefore an investor may receive a smaller number of Common Shares than if it had purchased Common Shares in a prior closing.

Our Common Shares will be subject to significant transfer restrictions, and an investment in our Common Shares generally will be illiquid.

Our Common Shares are subject to the restrictions on transfer as described in the offering memorandum, in the Subscription Agreement and as set forth in our Declaration of Trust. Purchasers of our Shares will be prohibited from selling or otherwise transferring their Common Shares without our approval and compliance with federal, state and other securities laws. For further details about circumstances pursuant to which we will give our approval to such a transfer, eligible offerees and resale restrictions, see “Transferability of Shares.” An investment in our Common Shares is of further limited liquidity since our Common Shares are not freely transferable under federal, state and other securities laws. Each investor in our Common Shares must be prepared to bear the economic risk of an investment in our Common Shares for an indefinite period. We have no obligation or intent to conduct a liquidity event, including an IPO and listing of our Common Shares on a national securities exchange, at any time.

Our Common Shares have not been registered under the 1933 Act and, therefore, under federal and state securities laws, cannot be sold unless such Common Shares are subsequently registered under the 1933 Act, state securities laws or an exemption from such registration is available. See —“Transferability of Common Shares.” Our Common Shares are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our Common Shares is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their Common Shares.

Liquidity for our Common Shares will be limited to participation in our Share Repurchase Program, which we have no obligation to maintain. While we intend to begin the Share Repurchase Program following the fourth anniversary of the Initial Closing, we may begin the Share Repurchase Program prior to that date or subsequent to it. When we make quarterly repurchase offers pursuant to the Share Repurchase Program, we will offer to repurchase Common Shares at a price that is estimated to be equal to our NAV per share on the last calendar day of such quarter, which may be lower than the price that you paid for our Common Shares. As a result, to the extent a purchaser of our Common Shares paid a price that includes the related sales load and to the extent such purchaser has the ability to sell its Common Shares pursuant to our Share Repurchase Program, the price at which such purchaser may sell Common Shares may be lower than the amount it paid in connection with the purchase of Common Shares in this offering.

In the event a Reinvestment Pause Period commences, the Company may terminate such period by conducting a single repurchase offer satisfying the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding.

Further, the Adviser, through an affiliate, may determine to make an initial investment of capital in us. As a result, the Adviser may initially own a substantial amount of our outstanding Common Shares. The Adviser may periodically elect to tender any or all of its Shares for repurchase under our Share Repurchase Program. Any such share repurchase by the Adviser could have a negative impact on us, including on our liquidity, and could reduce the opportunity for other shareholders to tender the full amount of their Common Shares for repurchase in a given quarter.

The NAV of our Common Shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•
loss of RIC or BDC status;
•
changes in earnings or variations in operating results;
•
changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of either of our Adviser or certain of its respective key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Our shareholders may experience dilution in their ownership percentage.

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional Common Shares as described below, rather than receiving the cash dividend or other distribution. Shareholders that opt out of our DRIP may experience dilution in their ownership percentage of our Common Shares over time. See — “Distribution Reinvestment Plan.”

We intend to offer our Common Shares in multiple private placements over an extended period of time, and holders of our Common Shares will not have preemptive rights to purchase any shares we issue in the future. As a result, to the extent we issue additional Common Shares after your purchase in this offering, your percentage ownership interest in us may be diluted. In addition, depending upon our NAV per share at the time of any closings subsequent to your purchase, you may also experience dilution in the book value and fair value of your Common Shares.

Our shareholders that do not opt out of our DRIP should generally expect to have current tax liabilities without receiving cash to pay such liabilities.

Under our distribution reinvestment plan, if we declare a cash dividend, our shareholders who have not elected to “opt out” will have their cash dividends automatically reinvested in additional Common Shares, rather than receiving the cash distributions. Shareholders who receive distributions in the form of Common Shares generally are subject to the same U.S. federal, state and local tax consequences as shareholders who elect to receive their distributions in cash. However, since their distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes on such reinvested distributions. As a result, shareholders that have not opted out of our DRIP may have to use funds from other sources to pay any tax liabilities imposed upon them based on the value of the Common Shares received. See — “Distribution Reinvestment Plan.”

We may in the future determine to issue preferred shares, which could adversely affect the value of our Common Shares.

The issuance of preferred shares with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred shares could adversely affect our Common Shares by making an investment in the Common Shares less attractive. In addition, the dividends on any preferred shares we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred shares must take preference over any distributions or other payments to our shareholders, and holders of preferred shares are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred shares that converts into Common Shares). In addition, under the 1940 Act, participating preferred shares and preferred shares constitutes a “senior security” for purposes of the 150% asset coverage test. See — “Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

An investor may be subject to filing requirements under the 1934 Act as a result of its investment in us.

Ownership information for any person or group that beneficially owns more than 5% of the Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the

SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly statements the amount of outstanding Common Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, beneficial owners of 10% or more of our Common Shares are subject to reporting obligations under Section 16(a) of the 1934 Act.

We may not be able to pay distributions to holders of our Common Shares or preferred shares; our distributions to holders of our Common Shares or preferred shares may not grow over time; and a portion of our distributions to holders of our Common Shares or preferred shares may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our shareholders will be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under our debt financing agreements, if any, and such other factors as our Board may deem relevant from time to time.

The distributions we pay to our shareholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a shareholder’s adjusted tax basis in its Common Shares or preferred shares and correspondingly increase such shareholder’s gain, or reduce such shareholder’s loss, on disposition of their shares. Distributions in excess of a shareholder’s adjusted tax basis in its Common Shares or preferred shares will generally constitute capital gains to such shareholder.

Shareholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, shareholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to shareholders after the end of each calendar year and should not assume that the source of any distribution is our net ordinary income or capital gains.

The tax treatment of a non-U.S. shareholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. shareholder’s jurisdiction of tax residence, (ii) how we, the investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. shareholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (our not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. shareholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. shareholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on our consolidated financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our shareholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Our shareholders may receive Common Shares or preferred shares as distributions, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in our Common Shares or preferred shares instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our beneficial interests but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow shareholders to elect payment in cash and/or shares of our beneficial interests of equivalent value. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is required to be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution is required to be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in beneficial interests) under a formula provided in the applicable IRS guidance. The number of shares of our beneficial interests distributed would thus depend on the applicable percentage limitation on cash available for distribution, the shareholders’ individual elections to receive cash or beneficial interests, and the value of the shares of our beneficial interests. Each shareholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. shareholder) on the date the distribution is received in an amount equal to the cash that such shareholder would have received if the entire distribution had been paid in cash, even if the shareholder received all or most of the distribution in shares of our Common Shares or preferred shares. We currently do not intend to pay distributions in our Common Shares or preferred shares, but we can offer no assurance that we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

If our Common Shares are not held by at least 500 persons at all times during a taxable year, we will not be a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) with respect to such a taxable year. We cannot assure you that we will be treated as a publicly offered regulated investment company for all years. In particular, we may not be treated as a publicly offered regulated investment company for our first taxable year. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the Base Management Fee and Incentive Fees and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions of a U.S. shareholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. shareholders only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on distributions we pay.

Distributions of our “investment company taxable income” to a non-U.S. shareholder that are not effectively connected with the non-U.S. shareholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent paid out of our current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON SHARES OR PREFERRED SHARES HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN.

The Board has the discretion to not repurchase Common Shares, to suspend the Share Repurchase Program, and to cease repurchases.

Our Board may amend, suspend or terminate the Share Repurchase Program at any time in its discretion. You may not be able to sell your Common Shares at all in the event our Board amends, suspends or terminates the Share Repurchase Program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The Share Repurchase Program has many limitations and should not be relied upon as a method to sell Common Shares promptly or at a desired price. In the event that we fail to purchase the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, pursuant to the Share Repurchase Program for any eight consecutive quarters after the fourth anniversary of the Initial Closing we will not reinvest loan repayment proceeds and we will cause excess capital in the Company to be returned to shareholders quarterly on a pro rata basis. Such Reinvestment Pause Period will continue until we have satisfied the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, in a subsequent quarter, after which the Company will return to reinvesting loan repayment proceeds and the retention of excess capital. For more information regarding our Share Repurchase Program see — “Share Repurchase Program.”

The timing of repurchases may be disadvantageous.

In the event a shareholder chooses to participate in our Share Repurchase Program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell Common Shares to us as part of our periodic Share Repurchase Program, the shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the repurchase date.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.
•
For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.
•
Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

In addition, investments in PIK and OID instruments may provide certain benefits to the Adviser, including increasing Base Management Fee and Incentive Fees prior to the receipt of cash with respect to accrued interest payments.

Holders of any preferred shares we might issue would have the right to elect members of the board of Trustees and class voting rights on certain matters.

Holders of any preferred shares we might issue, voting separately as a single class, would have the right to elect two members of the board of Trustees at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the Trustees until such arrearage is completely eliminated. In addition, preferred shareholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our Common Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred shares to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, we can offer no assurance that such actions could be effected in time to meet the tax requirements.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more shareholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

Combination or “Layering” of Multiple Risk Factors

Although the various risks discussed in this report are generally described separately, prospective investors should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to an investor may be significantly increased.

Risks Relating to Barclays

Risks Relating to the Barclays Cooperation Agreement.

The Adviser entered into the Barclays Cooperation Agreement pursuant to which Barclays plans to refer investment opportunities in Private Credit opportunities to the Adviser that meet our designated investment criteria in accordance with the terms of the Barclays Cooperation Agreement. The Barclays Cooperation Agreement is a new and unproven relationship between the Adviser and Barclays, and is subject to all of the business risks and uncertainties associated with any new commercial arrangement of this type, including the potential failure to achieve the expected benefits of the arrangement; difficulties for each party in operationalizing the arrangement; impairment of relationships with employees, customers or business partners; and the risk of termination of the Barclays Cooperation Agreement pursuant to its terms. In addition, the Adviser may be reluctant to terminate the agreement because doing so could result in it having less capital available for investments (because under certain circumstances investors can cancel their capital commitment if the agreement is terminated).

Although Barclays plans to identify and refer eligible investments to the Adviser pursuant to the Barclays Cooperation Agreement, Barclays may not be able to do so efficiently or effectively. Investors should be aware of the difficulties normally encountered by a new product offering to clients, many of which are beyond the Company’s or Barclays’ control, including that there can be no assurance that clients of Barclays will find the financing options provided by the Company to be attractive or consent to engage with AGL at all. In addition, it is possible that the opportunities referred to the Adviser will not be deemed appropriate for the Company by the Adviser or will not be sufficient, together with the Adviser’s other investment sourcing networks, to allow the Company to achieve its investment objective.

The Barclays Cooperation Agreement will not impose any “quotas” or minimum number of opportunities that Barclays is required to refer to the Adviser. Until the earlier to occur of (i) the end of the initial five years of the Barclays Cooperation Agreement and (ii) the termination of the Barclays Cooperation Agreement, Barclays will not enter into a sourcing or referral agreement or any other similar formal arrangement with any BDC, pooled investment vehicle or other person with respect to investment opportunities that meet our designated investment criteria. Similarly, until the earlier to occur of (i) the end of the initial five years of the Barclays Cooperation Agreement and (ii) the termination of the Barclays Cooperation Agreement, AGL will not enter into a sourcing or referral agreement or any other similar formal arrangement with any financial institution.

In addition, the Barclays Cooperation Agreement will not restrict Barclays or its affiliates from engaging in any lending activities, including making loans to other businesses or providing services for other businesses and operations of Barclays or its affiliates, even if those activities would compete with the Company and/or the Adviser. As a result, there can be no assurances that the Barclays Cooperation Agreement will allow the Adviser to effectively achieve the Company’s investment objective or implement its investment strategy. The opportunities provided to the Adviser may be of lesser investment quality than would be the case if Barclays did not have the ability to lend to a company instead of referring it to the Adviser.

Barclays will not provide investment advice or recommendations to the Adviser or the Company in connection with the Barclays Cooperation Agreement or otherwise. Barclays does not have any fiduciary duty to the Adviser or the Company and will not conduct any analyses of potential investment opportunities on behalf of the Adviser or the Company or evaluate whether any potential investment opportunity is suitable for the Company. In addition, although Barclays’ interests will be aligned with investors in the Company to a certain extent as a result of the potential for payments to be made to Barclays pursuant to the Barclays Cooperation Agreement, it is expected that Barclays will have interests that conflict with the interests of the Company and its shareholders. For example, Barclays may have an incentive to refer a prospective borrower to the Adviser for financing by the Company in order to improve Barclays’ relationship with that prospective borrower, to generate new business or new clients, or otherwise. The Adviser will be solely responsible for determining whether any potential opportunity referred to it pursuant to the Barclays Cooperation Agreement is appropriate for the Company.

Further, Barclays and its affiliates and related persons will be exculpated and indemnified under the Barclays Cooperation Agreement for certain acts or omissions taken or not taken in connection with the Barclays Cooperation Agreement in accordance with the terms of the Barclays Cooperation Agreement. The Barclays Cooperation Agreement will also contain provisions permitting the parties to terminate or modify the arrangement to the extent necessary to comply with applicable laws and regulatory requirements and in certain other circumstances.

Barclays Engages in Various Businesses that May Compete with the Company for Investment Opportunities and Limit the Resources that Barclays Devotes to the Barclays Cooperation Agreement.

Barclays provides financial products and services to consumers and businesses, including small business lending, traditional commercial loans and lines of credit, letters of credit, asset-based lending, trade financing, treasury management, and investment banking services. Some of these products or services may directly or indirectly compete with the Company for investment opportunities. As described above, Barclays may determine to finance directly (in whole or in part) an opportunity that could be attractive for the Company and therefore not refer the opportunity to the Adviser under the Barclays Cooperation Agreement.

Barclays Will Make Investments in Different Parts of a Portfolio Company’s Capital Structure.

Barclays may extend credit to or invest in some or all of the Company’s portfolio companies, which loans and investments may be made concurrently with or at different times than the time at which the Company invests in the portfolio company. It is possible that Barclays will have an existing loan to or an investment in a company that it refers to the Adviser pursuant to the Barclays Cooperation Agreement. These other relationships may result in certain conflicts of interest for Barclays. It is expected that Barclays will often hold loans or investments in different parts of the capital structure of the same portfolio company, which generally are expected to rank senior to the Company’s positions (although it is possible that Barclays will hold loans or investments in the same positions or in positions that are junior to the Company’s positions). In connection with its separate lending and investing activities, Barclays may pursue rights or take other actions, or refrain from pursuing rights or taking other actions, on behalf of itself and such actions (or restraining of action) may have a material or adverse effect on the Company and/or its investments. For example, in the event that Barclays holds loans or other positions in the capital structure of a portfolio company that rank senior to the investments of the Company in the same portfolio company, and the portfolio company were to experience financial distress and default on its payment obligations, Barclays may seek a liquidation, reorganization or restructuring of the portfolio company, or terms in connection with the foregoing, that may have an adverse effect on or otherwise conflict with the interests of the Company’s investment in the portfolio company. As a result, it is possible the Company’s investment in a portfolio company could perform worse than Barclays’ investment in the same portfolio company.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

AGL Private Credit Income Fund has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of AGL US DL Management LLC (the “Adviser”) and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The board of trustees of the Company (the “Board”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer ("CCO") regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

The Adviser’s Chief Technology Officer ("CTO"), internal information technology team and a managed virtual security operations center are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The Adviser’s CTO has 20 years of experience in technology, with 10 years advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Adviser’s CTO works closely with Company management to administrator, assess, discuss, and prioritize the Company’s cybersecurity efforts.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents (of which there were none), that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties.

We do not own any real estate or other properties materially important to our operations. Our executive offices are located at 535 Madison Avenue, 24th Floor New York, New York and our telephone number is (212) 973-8600. We believe that our office facilities will be suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our Portfolio Companies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and, until an exchange listing, we do not expect there to be, a public market for our shares, nor can we give any assurance that one will develop. As of March 12, 2025 there were 11 holders of record of our Common Shares.

Distributions

On December 27, 2024, the Company’s Board of Trustees declared a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.41 per share, payable on January 28, 2025 to shareholders of record on December 27, 2024.

Dividend Reinvestment Plan

Our Board intends to declare and pay distributions on a quarterly basis. We have adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” in their Subscription Agreements (subject to limitations that may apply in certain U.S. states and other jurisdictions which either do not permit automatic enrollment in DRIPs absent affirmative enrollment and other U.S. states and jurisdictions in which investors must receive their distributions in cash). We will reinvest all distributions declared by our Board on behalf of Participants as described below. As a result, if our Board declares a Distribution, then shareholders who have not elected to “opt out” of the DRIP, will have their Distributions automatically reinvested in additional Common Shares, as described below. The timing and amount of any future Distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

No action will be required on the part of a shareholder to have its Distributions reinvested in Common Shares. A registered shareholder will be able to elect to receive an entire Distribution in cash by notifying State Street Bank and Trust Company, the DRIP administrator

(the “Plan Administrator”), in writing, so that notice is received by the Plan Administrator no later than 10 days prior to the record date for a Distribution. Those shareholders whose shares are held by a broker or other financial intermediary may be able to receive Distributions in cash by notifying their broker or other financial intermediary of their election. The Administrator will set up an account for shares acquired through the DRIP for each shareholder who has not elected to receive Distributions in cash.

We intend to use newly issued shares to implement the DRIP. The number of shares we will issue to you is determined by dividing the total dollar amount of the Distribution payable to you by the NAV per Share determined by our Board, subject to any adjustment as required by the 1940 Act.

There will be no selling commissions, dealer manager fees or other sales charges to you if you elect to participate in the DRIP. The Company will pay the Plan Administrator’s fees under the DRIP. No commission or other remuneration will be paid, directly or indirectly, in connection with the distributions of shares under the DRIP.

If you receive distributions in the form of Common Shares, you generally are subject to the same federal, state and local tax consequences as you would be had you elected to receive your distributions in cash. A shareholder’s basis for determining gain or loss upon the sale of shares received in a distribution will be equal to the amount treated as a distribution for U.S. federal income tax purposes, which will generally be equal to the cash that the shareholder would have received in the applicable Distribution. Any shares received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to your account.

We reserve the right to amend, suspend or terminate the DRIP. We may terminate the DRIP upon notice in writing either mailed to you or disclosed in reports or other filings the Company makes with the SEC at least 30 days prior to any record date for the payment of any Distribution. You may terminate your account under the DRIP by notifying the Plan Administrator at AGLBDCTA_INQ@statestreet.com.

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal year ended December 31, 2024 (dollars in thousands):

Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
$391,196	$1,564.4	$—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period.
(2)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
The Fund's senior securities are not registered for public trading.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K (in thousands, except shares, per share data, percentages and as otherwise noted).

Overview

AGL Private Credit Income Fund, which was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024, was converted to a Delaware statutory trust on September 12, 2024. On October 11, 2024, the Company elected to be regulated as a BDC. The Board approved the Company’s purchase of the assets that were subject to the Launch Transactions, which approval included the waiver by the Company of any conditions precedent to such purchase. As a result, on October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and commenced operations (“Commencement of Operations”). We intend to be a perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company is an investment vehicle of indefinite duration whose Common

Shares are intended to be sold by the Company on a continuous basis at a price generally equal to the Company’s NAV per Common Share. Subject to the approval of the Board, the Company may convert into a non-traded or continuously offered BDC and upon such conversion would apply for exemptive relief to introduce multiple share classes and could, in its discretion, market to retail investors.

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

We deploy a rigorous, systematic and consistent investment process when evaluating potential Private Credit opportunities. We utilize a number of frameworks and methods throughout the underwriting and portfolio construction processes, AGL’s proprietary 10-D Portfolio Construction Framework is used to build competitively advantaged investment portfolios. In addition, we utilize highly sophisticated risk management approaches, focused on creating portfolios that are well-balanced across a variety of standard and non-standard risk factors. Our investment process and risk management approaches are informed by the decades of collective credit investing experience of our senior management, which we believe differentiate the AGL platform from its competitors.

Investments

We focus primarily on senior secured first lien loans of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the expected return on new investments, the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

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

Expenses

Prior to the Commencement of Operations on October 21, 2024, our Adviser or its affiliates bore all organization and offering expenses in connection with the formation of us and the initial closing of the private offering. Following the Commencement of Operations, we will reimburse the Adviser or its affiliates for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $5,000 in connection with our formation and the initial closing of the private offering, and the Adviser has agreed to bear all such organization and offering expenses that were incurred prior to the Commencement of Operations in excess of $5,000.

Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of AGL, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company. We bear all other costs and expenses of the Company’s operations and transactions, including those listed in the Registration Statement. Following the commencement of operations, we will be responsible for all organization and offering expenses. Organization and offering costs incurred prior to the commencement of operations totaled $4.2 million.

Upon Commencement of Operations, organization expenses incurred $2,727, and our initial offering costs (other than the organization expenses) are being amortized over a twelve-month period beginning with the commencement of our operations.

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

Our primary operating expenses include the payment of the Base Management Fee and the incentive fee (each of which is described below) to our Investment Adviser, legal and professional fees, interest, fees and other expenses of financings and other operating and overhead related expenses. The Base Management Fee and incentive fees compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including:

(i)
the Company’s initial organizational costs and operating costs incurred prior to the filing of its election to be regulated as a BDC;
(ii)
the costs associated with any offerings of the Company’s securities;
(iii)
the costs associated with any offerings of the Company’s securities;
(iv)
out-of-pocket expenses, including travel, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including any investments that are not ultimately made (including, without limitation, any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments) and monitoring actual portfolio companies and, if necessary, enforcing the Company’s rights;
(v)
certain costs and expenses relating to distributions paid by the Company;
(vi)
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
(vii)
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
(viii)
the allocated costs incurred by the Adviser or the Administrator in providing managerial assistance to those portfolio companies that request it;
(ix)
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
(x)
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments and dues and expenses incurred in connection with membership in industry or trade organizations;
(xi)
fees and expenses payable under any dealer manager agreements;
(xii)
escrow agent, distribution agent, transfer agent and custodial fees and expenses;

(xiii)
costs of derivatives and hedging;
(xiv)
commissions and other compensation payable to brokers or dealers;
(xv)
federal, state and local registration fees;
(xvi)
any fees payable to rating agencies;
(xvii)
the cost of effecting any sales and repurchases of the Company’s Common Shares and other securities, including servicing fees;
(xviii)
U.S. federal, state and local taxes;
(xix)
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;
(xx)
Independent Trustees’ fees and expenses;
(xxi)
costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with the 1940 Act, the Sarbanes-Oxley Act of 2002, as amended, and applicable federal and state securities laws, and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including the compensation of professionals responsible for the preparation or review of the foregoing;
(xxii)
the costs of any reports, proxy statements or other notices to the Company’s shareholders (including printing and mailing costs), the costs of any shareholders’ meetings and the costs and expenses of preparations for the foregoing and related matters;
(xxiii)
the costs of specialty and custom software expense for monitoring risk, compliance and overall investments;
(xxiv)
fees and expenses associated with marketing efforts;
(xxv)
the Company’s fidelity bond;
(xxvi)
any necessary insurance premiums;
(xxvii)
extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company);
(xxviii)
direct fees and expenses associated with independent audits, agency, consulting and legal costs;
(xxix)
costs of winding up; and
(xxx)
all other expenses incurred by either the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement based upon the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services under the Administration Agreement, including, but not limited to, the fees and expenses associated with performing compliance functions.

In addition, we shall bear the fees and expenses related to the preparation and maintaining of any necessary registrations with regulators in order to market the common stock of the Company in certain jurisdictions and fees and expenses associated with preparation and maintenance of any key information document or similar document required by law or regulation.

From time to time, our Adviser, our Administrator, or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Portfolio and Investment Activity

As of December 31, 2024, our portfolio had a fair value of approximately $473,126. The following table summarizes our portfolio and investment activity during the period from January 18, 2024 (Date of Inception) to December 31, 2024:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Total investments, beginning of period	$—
New investments purchased	474,478
Net unrealized appreciation (depreciation) from investments	715
Net accretion of discount on investments	164
Investments repaid	(2,231)
Total investments, end of period	$473,126
Portfolio companies at beginning of period	—
Number of new portfolio companies	17
Portfolio companies at end of period	17

Critical Accounting Estimates

Our financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We have identified investment valuation, revenue recognition and income taxes as our most critical accounting estimates.

In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements.

Fair Value Measurements

We apply Fair Value Measurements ("ASC 820"), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2—inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the financial instrument.

The majority of our investments are expected to fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which will be in its portfolio, and we will value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Trustees contemplates a multi-step valuation process each quarter, as described below:

(1)
Our quarterly valuation process begins with each Portfolio Company or investment being initially valued by the investment professionals of our Adviser, the Valuation Designee, responsible for the Portfolio Company or investment;
(2)
From time-to-time we may engage a third-party valuation agent to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The third-party valuation agent independently values such investments using quantitative and qualitative information provided by the investment professionals of our Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The third-party valuation agent also provides analyses to support their valuation methodology and calculations. The third-party valuation agent provides an opinion on a final range of values on such investments to the Valuation Designee. The third-party valuation agent defines fair value in accordance with ASC 820 and utilize valuation techniques including the market approach, the income approach or both;
(3)
The third-party valuation agent’s preliminary valuations are reviewed by our Adviser, in its capacity as the Valuation Designee. The third-party valuation agent’s ranges are compared to our Adviser’s valuations to ensure our Adviser’s valuations are reasonable;
(4)
The Valuation Designee determines the valuations of our investments in good faith, within the meaning of the Investment Company Act, based on the input of the third-party valuation agent, and provide the valuation determinations to the Audit Committee of the Board of Trustees;
(5)
The Audit Committee of our Board of Trustees will review valuation information provided by the Valuation Designee and the third-party valuation agent. The Audit Committee then will discuss such valuation determinations; and
(6)
Our Board of Trustees will further discuss the valuation determinations of the Valuation Designee, based on the input of the third-party valuation agent.

We do not intend to issue common stock at a purchase price below the then-current NAV per share, except as permitted by Section 23 under the Investment Company Act.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of common stock on dates occurring mid-quarter), it is determined by our Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Trustees and in accordance with procedures adopted by our Board of Trustees.

Investments

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2024 were as follows:

	As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$59,161	$59,161	12.5%
Automobile Components	24,754	24,754	5.2%
Health Care Providers & Services	13,580	13,580	2.9%
Health Care Technology	99,402	99,402	21.0%
Insurance	32,194	32,194	6.8%
Machinery	19,656	19,656	4.2%
Paper & Forest Products	22,810	23,525	5.0%
Professional Services	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	44,582	44,582	9.4%
Software	114,464	114,464	24.2%
Specialty Retail	26,243	26,243	5.5%
Total	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$413,250	$413,965	87.5%
United Kingdom	59,161	59,161	12.5%
Total	$472,411	$473,126	100.0%

Results of Operations

Operating results for the period from January 18, 2024 (Date of Inception) to December 31, 2024 was as follows:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Total investment income	$7,388
Net expenses	4,830
Net investment income	2,558
Net change in unrealized appreciation (depreciation)	715
Net increase in net assets resulting from operations	$3,273

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, and changes in unrealized appreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments and commenced operations on October 21, 2024.

Investment Income

Investment income, was as follows:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Interest Income	$7,388
Total investment income	$7,388

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, total investment income was $7,388, driven primarily by our deployment of capital. The size of our investment portfolio at fair value was $473,126 at December 31, 2024. At December 31, 2024, the weighted average contractual interest rate on our debt investments was approximately 9.0%.

Expenses

Expenses were as follows:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Interest and other financing expenses	$3,887
Base management fees	263
Income incentive fees	365
Capital gain incentive fees	89
Organizational costs	2,727
Offering costs	188
Administrative service fees	829
Professional fees	1,332
Board of trustee fees	284
Other general expenses	1,200
Total expenses before fee waiver and expense reimbursement	$11,164
Capital gains incentive fees waived	(89)
Expense reimbursement	(6,245)
Net expenses	$4,830

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, net expenses were $4,830, primarily attributable to interest and other financing expenses and the recognition of initial organization costs, partially offset by expense reimbursement from our Investment Adviser.

Interest and other financing expenses

Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $3,887 for the period from January 18, 2024 (Date of Inception) to December 31, 2024 was driven by $253,184 of weighted average debt outstanding under our borrowing facilities.

Base Management fees

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

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, Base Management Fees were $263.

Income Incentive fees

The Incentive Fee on Income is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable to the Administrator under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any servicing fees and/or distribution fees paid to broker dealers). Pre-inventive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s pre incentive fee net investment income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly. The Adviser is not obligated to return to the Company the Incentive Fee it receives on PIK interest that is later determined to be uncollectable in cash.

The incentive fee on income for each quarter is calculated as follows:

•
No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed 1.75%, or 7.00% annualized, on net assets (the “Hurdle Rate”);
•
100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.00% in any calendar quarter (8.00% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 12.50% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 2.00% (8.00% annualized) in any calendar quarter; and
•
For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 2.00% (8.00% annualized), the incentive fee on income equals 12.50% of the amount of Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Income Incentive Fee incurred by the Company was $365.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, Capital Gain Incentive fees were $89. The Investment Adviser has agreed to partially waive the capital gain incentive fees, which resulted in a waiver of $89 for the period from January 18, 2024 (Date of Inception) to December 31, 2024.

Organization and Offerings costs

Organization and offerings costs include expenses incurred in our initial formation. Organization costs of $2,727 were expensed during period from January 18, 2024 (Date of Inception) to December 31, 2024. Offering costs of $188 were expensed during period from January 18, 2024 (Date of Inception) to December 31, 2024.

Expense support

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Company received $6,245 in expense support from the Investment Adviser pursuant to the Expense Support Agreement . Such expenses may be subject to reimbursement from the Company in the future in accordance with the Expense Support Agreement.

Net Unrealized Appreciation (Depreciation)

Net unrealized appreciation (depreciation) was comprised of the following:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Net unrealized appreciation (depreciation) on investments	$715
Total net unrealized appreciation (depreciation)	$715

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, we recognized gross unrealized appreciation on investments of $715, with no gross unrealized depreciation, resulting in net change in unrealized appreciation of $715 on investments through our first period of operations.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated and generally available through our continuous offering of common stock, our Borrowings (as defined in Note 6 to the consolidated financial statements), as well as from cash flows from operations, investment sales and receipt of investment principal and interest payments. Although the maximum aggregate capacity on all of our facilities was $850,000, with total borrowings outstanding of $391,196 as of December 31, 2024, future borrowings under these agreements are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the Investment Company Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under all of our borrowing facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on our credit borrowing facilities.

Debt

As of December 31, 2024, we had an aggregate principal amount of $391,196 of debt outstanding under all of our borrowing facilities.

See Note 6 to the consolidated financial statements for information on the Company’s debt.

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital Call Agreement	$120,646	$120,646	$—	$—	$—
Loan facility	208,550	—	—	—	208,550
Senior Secured Credit Agreement	62,000	—	—	—	62,000
Total borrowings	$391,196	$120,646	$—	$—	$270,550

Net Assets

See Note 8 to the consolidated financial statements for information on the Company’s common stock and related capital activities.

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

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a Base Management Fee (as defined above) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

Base Management fee

The Base Management Fee is calculated at an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter are prorated based on the number of days in the quarter.

Incentive fee

The Company will pay the Adviser an Incentive Fee consisting of two parts, which are described below:

Incentive Fee on Income

The Incentive Fee on Income is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any servicing fees and/or distribution fees paid to broker dealers). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount (“OID”) debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For the purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology looks through total return swaps as if the Company owned the referenced assets directly.

The incentive fee on income for each quarter is calculated as follows:

•
No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed 1.75%, or 7.00% annualized, on net assets (the “hurdle rate”);
•
100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.00% in any calendar quarter (8.00% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 12.50% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 2.00% (8.00% annualized) in any calendar quarter; and
•
For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 2.00% (8.00% annualized), the incentive fee on income equals 12.50% of the amount of Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.

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

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Company incurred $829 for allocated shared services under the Administration Agreement which are reflected As of December 31, 2024, included in accounts payable and accrued expenses as of December 31, 2024 is $829 for accrued allocated shared services under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser shall pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s Base Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with US GAAP.

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

No Reimbursement Payment for any quarter shall be made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

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

Financial Condition, Liquidity and Capital Resources

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

From time to time, we may enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, upon Commencement of Operations, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity Activity

On May 29, 2024, AGL contributed $10 ($25 per share) of capital to the Company in exchange for 400 shares of the Company’s Common Shares. Also, as of December 31, 2024, the Company has executed subscription agreements with third-party investors for $1,003,550 of capital commitments.

Share Issuance Date	Common Shares Issued	NAV ($) per share	Proceeds
10/21/2024	400	$25.00	$10
11/4/2024	4,000,000	25.00	100,000
11/22/2024	1,468,837	25.19	37,000
12/16/2024	629,673	25.41	16,000
12/30/2024	2,659,585	25.19	67,000
	8,758,495		$220,010

As of December 31, 2024 the Company’s net assets were $220,782, and the net asset value per share was $25.21.

Share Repurchase Program

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed – and are not expected in the future to be listed – on a stock exchange or other securities market. In addition, our strategy does not contemplate the future winding up or liquidation of the Company. As such, we use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Common Shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds.

As noted above, we do not intend to pursue a liquidity event. In the event the Board does elect to pursue a liquidity event, each investor will be required to agree to cooperate with the Company and take all actions, execute all documents and provide all consents as may be reasonably necessary or appropriate to consummate an IPO or exchange listing, it being understood that the Company may, without obtaining the consent of any investors, make modifications to the Company’s constitutive documents, capital structure and governance arrangements so long as, in the reasonable opinion of the Board, (x) the economic interests of the investors are not materially diminished or materially impaired, (y) such modifications are consistent with the requirements applicable to BDCs under the 1940 Act and (z) such modifications are not inconsistent with the provisions set forth in this Memorandum.

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, we intend to commence a Share Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the 1934 Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

Under the Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly share repurchases using a purchase price equal to the NAV per share as of the Valuation Date. Shareholders should keep in mind that if they tender Common Shares in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to the Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below in “Share Repurchase Program.”

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for Share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund Distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer Common Shares than described above, or none at all.

Following the fourth (4th) anniversary of the Initial Closing, if for a period of eight consecutive quarters we do not conduct Common Shares repurchases pursuant to the Share Repurchase Program in which we satisfy the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, we will commence a Reinvestment Pause Period during which we will not reinvest loan repayment proceeds and we will cause excess capital in the Company to be returned to investors quarterly on a pro rata basis. Such Reinvestment Pause Period will continue until we have satisfied the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, in a subsequent quarter, after which the Company will return to reinvesting loan repayment proceeds and the retention of excess capital.

If the Company undergoes a listing or merges into a listed company, in accordance with the terms of the Subscription Agreement pertaining to the private placement, investors will be required to agree to certain lockup and manner-of-sale restrictions with respect to their Common Shares. In particular, shareholders would be restricted from transferring any Common Shares for 180 days. The lock-up would apply to all Common Shares acquired prior to such listing or merger but would not apply to any shares acquired after and pursuant to the DRIP. If the Company undergoes a listing, no failure to repurchase Common Shares pursuant to the Share Repurchase Program will trigger a Reinvestment Pause Period.

Distributions

Our Board intends to declare and pay distributions on a quarterly basis.

Distribution Reinvestment Plan

We have adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” in their Subscription Agreements (subject to limitations that may apply in certain U.S. states and other jurisdictions which either do not permit automatic enrollment in DRIPs absent affirmative enrollment and other U.S. states and jurisdictions in which investors must receive their distributions in cash). We will reinvest all distributions declared by our Board on behalf of shareholders who do not elect to receive their distributions in cash (the “Participants”). As a result, if our Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement, Administration Agreement, Expense Support Agreement and Resource Sharing Agreement.

In addition to the aforementioned agreements, The Company and the Adviser have been granted an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, affiliates of the Abu Dhabi Investment Authority (“ADIA”) have investments in the Company and the Adviser. As such, ADIA has an indirect interest in fees paid by the Company to the Adviser.

Recent Developments

During the first quarter Company received additional capital commitments totaling $65.0 million.

On February 26, 2025, the Company entered into Amendment No. 3 to the Loan Facility. The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under the Loan Facility from $300.0 million to $400.0 million and revises the margin applicable to borrowings under the facility during the Revolving Period from 2.15% to 2.05%, subject to a step-up of 2.00% following the occurrence of an Event of Default.

On March 12, 2025, the Company’s Board of Trustees declared a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.72 per share, payable on April 30, 2025 to shareholders of record on March 12, 2025.

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

Commitments

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of December 31, 2024, the total unfunded commitments were $150,502.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$36,278
Accession Risk Management Group, Inc.	Revolving Loan	4,750
AMI Buyer, Inc.	Revolving Loan	4,806
Anaplan, Inc.	Revolving Loan	3,479
Chartis Group, LLC, The	Delayed Draw Term Loan	4,196
Chartis Group, LLC, The	Revolving Loan	2,098
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	6,107
Coding Solutions Acquisition, Inc.	Revolving Loan	477
Galway Borrower LLC	Delayed Draw Term Loan	1,102
Galway Borrower LLC	Revolving Loan	915
IG Investments Holdings, LLC	Revolving Loan	1,767
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	22,363
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
Mountain Parent, Inc.	Revolving Loan	6,224
MRI Software LLC	Revolving Loan	1,885
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,961
Spotless Brands, LLC	Delayed Draw Term Loan	21,971
Superman Holdings, LLC	Delayed Draw Term Loan	6,552
Superman Holdings, LLC	Revolving Loan	2,901
		$150,502
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, we are not aware of any pending or threatened material litigation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the Russian invasion of Ukraine and the war between Israel and Hamas introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors.”

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value based on, among other things, the input of our management and audit committee and the independent valuation firm that has been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation. The Board of Trustees has designated the Investment Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the Investment Company Act, and in that role, the Investment Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board of Trustees. Even though the Company’s Board of Trustees designated the Company’s Investment Adviser as “Valuation Designee,” the Company’s Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized appreciation or depreciation reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Notes 2 and

5 to our consolidated financial statements for the period from January 18, 2024 (Date of Inception) to December 31, 2024, for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund, and continue to expect to fund, a portion of our investments with borrowings, our net investment income is, and is expected to continue to be, affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2024, 100% of our debt portfolio investments bore interest at variable rates, which are SOFR based and typically have durations of one to six months after which they reset to current market interest rates, and substantially all are subject to certain floors. Our Senior Secured Credit Facility bears interest at a Term SOFR or a Base Rate, in each case plus an applicable margin equal to 2.70% for borrowings that reference Term SOFR and 1.70% for borrowings that reference the Base Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2024, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$9,568	$7,824	$1,744
Up 100 basis points	$4,784	$3,912	$872
Up 50 basis points	$2,392	$1,956	$436
Down 50 basis points	$(2,392)	$(1,956)	$(436)
Down 100 basis points	$(4,784)	$(3,912)	$(872)
Down 200 basis points	$(9,568)	$(7,824)	$(1,744)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AGL Private Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of AGL Private Credit Income Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights (in Note 10) for the period from January 18, 2024 (date of inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in net assets, cash flows and the financial highlights for the period from January 18, 2024 (date of inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, NY

March 12, 2025

We have served as the Company's auditor since 2024.

AGL Private Credit Income Fund

Consolidated Statement of Assets and Liabilities

(In thousands, except share and per share amounts)

December 31, 2024
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost $472,411)	$473,126
Cash and cash equivalents	131,621
Restricted cash	4,920
Interest receivable	2,699
Deferred offering costs	765
Receivable from Adviser	6,245
Other assets	366
Total Assets	$619,742
Liabilities
Debt (Net of deferred financing costs of $6,592)	$384,604
Interest payable	3,604
Base management fees payable	263
Income incentive fees payable	365
Distributions payable	2,501
Payable to Adviser	6,794
Payable to Affiliates	829
Total Liabilities	398,960
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value, unlimited shares authorized, 8,758,495 issued and outstanding	9
Additional paid-in capital	219,975
Accumulated distributable earnings	798
Total Net Assets	220,782
Total Liabilities and Net Assets	$619,742
Net asset value per share	$25.21

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statement of Operations

(In thousands, except share and per share amounts)

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$7,388
Total investment income	7,388
Expenses:
Interest and other financing expenses	3,887
Base management fees	263
Income incentive fees	365
Capital gain incentive fees	89
Organizational costs	2,727
Offering costs	188
Administrative service fees	829
Professional fees	1,332
Board of trustee fees	284
Other general expenses	1,200
Total expenses	11,164
Capital gain incentive fee waived	(89)
Expense reimbursement	(6,245)
Net expenses	4,830
Net investment income (loss)	2,558
Net unrealized appreciation (depreciation) from investments	715
Net increase (decrease) in net assets resulting from operations	$3,273
Per Common Share Data
Basic and diluted earnings per common share	$0.77
Basic and diluted net investment income per common share	$0.60
Basic and diluted weighted average common shares outstanding	4,252,447

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statement of Changes in Net Assets

(In thousands, except share and per share amounts)

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Net increase in net assets resulting from operations
Net investment income	$2,558
Net unrealized appreciation	715
Net increase in net assets resulting from operations	3,273

Distributions to shareholders
Distributions declared	(2,501)
Net decrease in net assets resulting from distributions to shareholders	(2,501)

Capital share transactions
Issuance of common shares	220,010
Net increase in net assets resulting from capital share transactions	220,010
Total increase in net assets during the period	220,782
Net assets at beginning of period	—
Net assets at end of period	$220,782

Net asset value per share	$25.21
Common shares outstanding	8,758,495

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statement of Cash Flows

(In thousands, except share and per share amounts)

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$3,273
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(715)
Net accretion of discount and amortization of premium	(164)
Amortization of deferred financing costs	283
Amortization of offering costs	188
Payments for purchase of investments	(474,478)
Proceeds from sale of investments and principal repayments	2,231
Changes in operating assets and liabilities:
Interest receivable	(2,699)
Receivable from Adviser	(6,245)
Other Assets	(366)
Base management fees payable	263
Income incentive fees payable	365
Interest payable	3,604
Payable to Adviser	6,794
Payable to Affiliates	829
Net cash provided by (used for) operating activities	$(466,837)
Cash flows from financing activities:
Debt Borrowings	601,236
Debt Repayments	(210,040)
Deferred offering costs paid	(953)
Capitalized debt issuance costs paid	(6,875)
Proceeds from issuance of common shares	220,010
Net cash provided by (used in) financing activities	$603,378
Cash, cash equivalents and restricted cash
Net increase in cash and cash equivalents and restricted cash	136,541
Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$136,541
Supplemental disclosure of non-cash Information
Cash paid for interest	$—
Accrued but unpaid debt financing costs	$—
Accrued but unpaid offering costs	$—

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statement of Assets and Liabilities:

As of December 31, 2024
Cash and cash equivalents	$131,621
Restricted cash	4,920
Cash, cash equivalents and restricted cash	$136,541

AGL Private Credit Income Fund

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share and per share amounts)

Investments (1),(2)	Investment Type	Industry	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par	Cost/Amortized Cost(4)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated investments
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	Aerospace & Defense	SOFR + 5.25%	—	12/2/2024	12/3/2031	$—	$(81)	$(81)	0.0%	#(5),(6),(7),(8)
Saturn Sound Bidco Limited	First Lien Term Loan	Aerospace & Defense	SOFR + 5.25%	9.78%	12/2/2024	12/3/2031	60,289	59,242	59,242	26.8%	*#(5),(6),(8)
Wheels Bidco, Inc.	First Lien Term Loan	Automobile Components	SOFR + 5.50%	10.07%	11/1/2024	11/3/2031	25,000	24,754	24,754	11.2%	*#(5)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 4.50%	—	10/21/2024	9/17/2031	—	(10)	(10)	0.0%	#(5),(7)
Chartis Group, LLC, The	First Lien Revolving Loan	Health Care Providers & Services	SOFR + 4.50%	—	10/21/2024	9/17/2031	—	(16)	(16)	0.0%	#(5),(7)
Chartis Group, LLC, The	First Lien Term Loan	Health Care Providers & Services	SOFR + 4.50%	8.85%	10/21/2024	9/17/2031	13,706	13,606	13,606	6.2%	*#(5)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	Health Care Technology	SOFR + 5.00%	—	10/21/2024	8/7/2031	—	(19)	(19)	0.0%	#(5),(7)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	Health Care Technology	SOFR + 5.00%	9.28%	10/21/2024	8/7/2031	3,340	3,293	3,293	1.5%	#(5),(7)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	Health Care Technology	SOFR + 5.00%	9.25%	10/21/2024	8/7/2031	40,076	39,582	39,582	17.9%	*#(5)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan	Health Care Technology	SOFR + 5.00%	—	10/21/2024	6/27/2031	—	(29)	(29)	0.0%	#(5),(7)
Mountain Parent, Inc.	First Lien Revolving Loan	Health Care Technology	SOFR + 5.00%	—	10/21/2024	6/27/2031	—	(46)	(46)	0.0%	#(5),(7)
Mountain Parent, Inc.	First Lien Term Loan	Health Care Technology	SOFR + 5.00%	9.33%	10/21/2024	6/27/2031	57,040	56,621	56,621	25.6%	*#(5)
Accession Risk Management Group, Inc.	First Lien Delayed Draw Term Loan	Insurance	SOFR + 4.75%	—	10/21/2024	11/1/2029	—	—	—	0.0%	*#(5),(7)
Accession Risk Management Group, Inc.	First Lien Delayed Draw Term Loan #2	Insurance	SOFR + 4.75%	9.33%	11/6/2024	11/1/2029	6,456	6,352	6,352	2.9%	#(5)
Accession Risk Management Group, Inc.	First Lien Revolving Loan	Insurance	SOFR + 4.75%	—	10/21/2024	11/1/2029	—	(12)	(12)	0.0%	#(5),(7)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	Insurance	SOFR + 4.50%	8.82%	10/21/2024	9/29/2028	20	17	17	0.0%	#(5),(7)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	Insurance	SOFR + 4.50%	8.83%	10/21/2024	9/29/2028	213	211	211	0.1%	#(5)
Galway Borrower LLC	First Lien Revolving Loan	Insurance	SOFR + 4.50%	8.82%	10/21/2024	9/29/2028	84	76	76	0.0%	#(5),(7)
Galway Borrower LLC	First Lien Term Loan	Insurance	SOFR + 4.50%	8.83%	10/21/2024	9/29/2028	11,331	11,252	11,252	5.1%	*#(5)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	Insurance	SOFR + 5.00%	—	10/21/2024	8/25/2028	—	(45)	(45)	0.0%	#(5),(7)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	Insurance	SOFR + 5.00%	9.51%	10/21/2024	8/25/2028	14,370	14,343	14,343	6.5%	*#(5)
Dune Acquisition Inc.	First Lien Term Loan	Machinery	SOFR + 6.25%	10.61%	11/20/2024	11/20/2030	20,000	19,656	19,656	8.9%	*#(5)
M2S Group Intermediate Holdings, Inc.	First Lien Term Loan	Paper & Forest Products	SOFR + 4.75%	9.09%	10/21/2024	8/25/2031	24,425	22,810	23,525	10.7%	*#
IG Investments Holdings, LLC	First Lien Revolving Loan	Professional Services	SOFR + 5.00%	—	11/1/2024	9/22/2028	—	(17)	(17)	0.0%	#(5),(7)
IG Investments Holdings, LLC	First Lien Term Loan	Professional Services	SOFR + 5.00%	9.57%	11/1/2024	9/22/2028	15,733	15,582	15,582	7.1%	*#(5)
AMI Buyer, Inc.	First Lien Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.25%	9.69%	10/21/2024	10/17/2031	1,544	1,466	1,466	0.7%	#(5),(7)
AMI Buyer, Inc.	First Lien Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.25%	9.69%	10/21/2024	10/17/2031	43,651	43,116	43,116	19.5%	*#(5)
Anaplan, Inc.	First Lien Revolving Loan	Software	SOFR + 5.25%	—	12/4/2024	6/21/2028	—	—	—	0.0%	#(5),(7)
Anaplan, Inc.	First Lien Term Loan	Software	SOFR + 5.25%	9.58%	12/4/2024	6/21/2029	46,521	46,521	46,521	21.1%	*#(5)
MRI Software LLC	First Lien Revolving Loan	Software	SOFR + 4.75%	9.08%	11/12/2024	2/10/2027	111	106	106	0.0%	#(5),(7)
MRI Software LLC	First Lien Term Loan	Software	SOFR + 4.75%	9.08%	11/5/2024	2/10/2027	47,879	47,766	47,766	21.6%	*#(5)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	Software	SOFR + 4.50%	—	10/21/2024	8/29/2031	—	—	—	0.0%	#(5),(7)
Superman Holdings, LLC	First Lien Revolving Loan	Software	SOFR + 4.50%	—	10/21/2024	8/29/2031	—	(7)	(7)	0.0%	#(5),(7)

Investments (1),(2)	Investment Type	Industry	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par	Cost/Amortized Cost(4)	Fair Value	Percentage of Net Assets	Footnotes
Superman Holdings, LLC	First Lien Term Loan	Software	SOFR + 4.50%	8.86%	10/21/2024	8/29/2031	20,127	20,078	20,078	9.1%	*#(5)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	Specialty Retail	SOFR + 5.50%	9.32%	10/21/2024	7/25/2028	26,487	26,243	26,243	11.9%	(5),(7)
Total investments							$478,403	$472,411	$473,126	214.4%

Money market funds (included in cash and cash equivalents and restricted cash)
Goldman Sachs Financial Square Government Institutional Fund				4.41%			$3,794	$3,794	$3,794	1.7%
State Street Institutional Treasury Money Market Fund				4.42%			130,928	130,928	130,928	59.3%
Total money market funds							134,722	134,722	134,722	61.0%
Total investments and money market funds							$613,125	$607,133	$607,848	275.4%

(1)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, all of the Company's investments were non-controlled, non-affiliated.
(2)
All funded debt investments are income producing. As of December 31, 2024, there were no investments that were on a non-accrual basis.
(3)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of December 31, 2024, 94.5% (based on par) of debt securities contain floors which range between 0.75% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.33% as of December 31, 2024.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.31% as of December 31, 2024.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.25% as of December 31, 2024.
(4)
Cost/amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
(6)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 9.5% of the Company’s total assets calculated in accordance with the 1940 Act.
(7)
All, or a portion, of the position is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded.
(8)
The headquarters of this portfolio company is located in the United Kingdom.

# Denotes that all or a portion of the investment collateralizes the Loan Facility (as defined in Note 6).

* Denotes that all or a portion of the investment collateralizes the Senior Secured Credit Agreement (as defined in Note 6).

AGL Private Credit Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of December 31, 2024, the total unfunded commitments were $150,502.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$36,278
Accession Risk Management Group, Inc.	Revolving Loan	4,750
AMI Buyer, Inc.	Revolving Loan	4,806
Anaplan, Inc.	Revolving Loan	3,479
Chartis Group, LLC, The	Delayed Draw Term Loan	4,196
Chartis Group, LLC, The	Revolving Loan	2,098
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	6,107
Coding Solutions Acquisition, Inc.	Revolving Loan	477
Galway Borrower LLC	Delayed Draw Term Loan	1,102
Galway Borrower LLC	Revolving Loan	915
IG Investments Holdings, LLC	Revolving Loan	1,767
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	22,363
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
Mountain Parent, Inc.	Revolving Loan	6,224
MRI Software LLC	Revolving Loan	1,885
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,961
Spotless Brands, LLC	Delayed Draw Term Loan	21,971
Superman Holdings, LLC	Delayed Draw Term Loan	6,552
Superman Holdings, LLC	Revolving Loan	2,901
		$150,502

(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

AGL Private Credit Income Fund

Notes to Consolidated Financial Statements

(In thousands, except shares, per share data, percentages and as otherwise noted)

Note 1. Organization

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (Date of Inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act (the "Act") on October 11, 2024. It is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio. We intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the "Code") commencing with our taxable year ended December 31, 2024 and intend to qualify as a RIC annually thereafter.

On August 13, 2024, the Company formed two wholly-owned subsidiaries, PCIF Vigilant Funding LLC and PCIF Defender Funding LLC, both Delaware limited liability companies. PCIF Defender Funding LLC was formed but not operational as of December 31, 2024.

The Company’s investment objective is to generate attractive risk-adjusted returns, primarily through current investment income and, to a lesser extent, capital appreciation, while limiting volatility. The Company’s investment strategy focuses on creating a well-balanced portfolio of directly originated, floating rate senior secured investments in U.S. companies, including primarily first lien senior secured loans. The Company may also invest in second lien loans, unsecured debt, subordinated debt and other investments which may include certain equity investments or investments in more liquid instruments.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the 1933 Act. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.”

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company does not have any intra-segment sales and transfers of assets.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries, PCIF Vigilant Funding LLC and PCIF Defender Funding LLC. All intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and highly liquid investments, including money market funds, not held for resale with original maturities of three months or less. Cash consists of deposits held at a custodian bank and, at times, may exceed insured limits under applicable law. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash and cash equivalents.

Restricted cash

Restricted cash includes the amount of principal and interest collections received as well as amounts in reserve to fund draws on our credit borrowing facilities.

Investment Transactions

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains and losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statement of Assets and Liabilities.

Net Realized and Change in Unrealized Gains or Losses

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Fair Value Measurements

The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

ASC 820 defines hierarchical levels of fair value that prioritize and rank the level of observability of inputs used in determination of fair value.

These levels are summarized below:

•
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives and money market/short-term investment funds are generally included in Level 1.
•
Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. Investments generally included in this category are less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
•
Level 3 - Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category include investments in privately-held entities, and certain over-the- counter derivatives where the fair value is based on unobservable inputs.

The determination of fair values involves subjective judgments and estimates. Pursuant to Rule 2a-5 of the 1940 Act, the Board of Trustees of the Company will provide continuing oversight over the Adviser’s valuations. Below are the factors that the Adviser may consider when valuing debt and equity investments.

Investments for which market quotations are readily available on an exchange are valued at the reported closing price on the Valuation Date. Adviser may also obtain quotes with respect to certain investments from pricing services or brokers or dealers in order to value assets.

When doing so, the Adviser determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the investment. If determined to be readily available, the Adviser will use the quote obtained.

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable or payable by the Company for transactions that have not settled at the reporting date.

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums are recorded as interest income in the current period.

PIK Income

The Company has investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the consolidated statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized income is generally reversed through interest income. To maintain the Company’s status as a RIC after the Corporate Conversion, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

If the portfolio company's valuation indicates the value of the PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. During the period from January 18, 2024 (Date of Inception) to December 31, 2024, there were no loans generating PIK.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company had no portfolio company investments on non-accrual status.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. During the period from January 18, 2024 (Date of Inception) to December 31, 2024, there were no loans generating dividend income.

Other Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Organization Costs

Costs associated with the organization of the Company were expensed as incurred. These expenses consisted primarily of legal fees and other costs of organizing the Company.

Offering Costs

Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statement of Assets and Liabilities and amortized on a straight-line basis over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

Interest and other financing expenses

Interest and other financing expenses are comprised of contractual interest expense, amortization of deferred debt issuance costs and other costs associated with our financing facilities. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Other financing costs include ancillary direct costs of administration of our borrowing facilities. Unamortized debt issuance costs are presented in the consolidated statement of assets and liabilities as a direct deduction of the debt liability to which the costs pertain.

Distributions

The Company intends to declare and pay distributions on a quarterly basis. The Company has adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” in their Subscription Agreements (subject to limitations that may apply in certain U.S. states and other jurisdictions which either do not permit automatic enrollment in DRIPs absent affirmative enrollment and other U.S. states and jurisdictions in which investors must receive their distributions in cash). The Company will reinvest all the distributions declared by the Board on behalf of Participants. As a result, if the Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP, will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

Income Taxes

The Company intends to be treated as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”(“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 3. Agreements and Related Party Transactions

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

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a Base Management Fee (as defined above) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Base Management Fee

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

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Base Management Fee incurred by the Company was $263.

Incentive Fee

The Company will also pay the Adviser an Incentive Fee consisting of two parts, which are described below:

Income Incentive Fee

The Incentive Fee on Income is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable to the Administrator under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any servicing fees and/or distribution fees paid to broker dealers). Pre-inventive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s pre incentive fee net investment income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly. The Adviser is not obligated to return to the Company the Incentive Fee it receives on PIK interest that is later determined to be uncollectable in cash.

The incentive fee on income for each quarter is calculated as follows:

•
No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed 1.75%, or 7.00% annualized, on net assets (the “Hurdle Rate”);
•
100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.00% in any calendar quarter (8.00% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 12.50% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 2.00% (8.00% annualized) in any calendar quarter; and
•
For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 2.00% (8.00% annualized), the incentive fee on income equals 12.50% of the amount of Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Income Incentive Fee incurred by the Company was $365.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the period from January 18, 2024 (Date of Inception) to December 31, 2024 there was $89 accrual for the capital gain incentive fee under U.S. GAAP. The Adviser has agreed to partially waive capital gain incentive fees and as a result, $89 of capital gain incentive fees were waived for the period from October 21 to December 31, 2024.

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

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Company incurred $829 for allocated shared services under the Administration Agreement which are reflected in payable to affiliates and accrued expenses as of December 31, 2024 is $829 for accrued allocated shared services under the Administration Agreement.

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

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the expense reimbursement incurred by the Company was $6,245.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or AGL that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us, the Adviser’s other clients and the AGL funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value:

		As of December 31, 2024
		Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	(1)	$472,411	$473,126	100.0%
Total		472,411	473,126	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2024 were as follows:

	As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$59,161	$59,161	12.5%
Automobile Components	24,754	24,754	5.2%
Health Care Providers & Services	13,580	13,580	2.9%
Health Care Technology	99,402	99,402	21.0%
Insurance	32,194	32,194	6.8%
Machinery	19,656	19,656	4.2%
Paper & Forest Products	22,810	23,525	5.0%
Professional Services	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	44,582	44,582	9.4%
Software	114,464	114,464	24.2%
Specialty Retail	26,243	26,243	5.5%
Total	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$413,250	$413,965	87.5%
United Kingdom	59,161	59,161	12.5%
Total	$472,411	$473,126	100.0%

Note 5. Fair Value Measurements

The following table presents fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2024:

	Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$23,525	$449,601	$473,126
Money market funds	134,722	—	—	134,722
Total assets, at fair value:	$134,722	$23,525	$449,601	$607,848

There was no change in unrealized appreciation (depreciation) for the period from January 18, 2024 (Date of Inception) to December 31, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s consolidated statement of operations attributable to the Company's Level 3 assets held as of December 31, 2024.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

	Period from January 18, 2024 (Date of Inception) to December 31, 2024
	First Lien Debt	Total Investments
Fair value, beginning of period	$—	$—
Purchase of investments	451,166	451,166
Proceeds from sale of investments and principal repayments	(1,656)	(1,656)
Net accretion of discount and amortization of premium	91	91
Net change in unrealized appreciation (depreciation) on investments	—	—
Fair value, end of period	$449,601	$449,601
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$—	$—

There were no transfers into or out of Level 3 of the fair value hierarchy for assets and liabilities during the period from January 18, 2024 (Date of Inception) to December 31, 2024.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024:

				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$449,601	Recent Transaction	Transaction Price	98.13%	100.00%	99.04%

(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

The above table is not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. With the exception of the line item titled “debt” which is reported at cost net of deferred financing costs, all assets and liabilities approximate fair value on the Consolidated Statement of Financial Condition due to their short maturity.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of December 31, 2024, the fair value of the Company’s debt is categorized as Level 3 within the fair value hierarchy and deemed to be equal to carry value due to their redemptive provisions.

Other Financial Assets and Liabilities

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1 while the Company’s other assets and liabilities, other than investments at fair value and Credit Facilities, are classified as Level 2.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole stockholder/ Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2024, the Company's asset coverage for borrowed amounts was 156.4%.

Loan Facility: On October 18, 2024, PCIF Vigilant Funding LLC ("SPV"), a direct wholly-owned subsidiary of the Company, as borrower, and the Company, as equity holder and servicer, entered into a loan facility (the "Loan Facility") for revolving and term loans pursuant to a Loan and Servicing Agreement (the "Loan Agreement"), with the lenders from time to time party thereto, Societe Generale, as agent (the "Agent"), U.S. Bank, National Association, as collateral agent ("Collateral Agent"), collateral administrator, and document custodian. Capitalized terms used herein but not otherwise defined herein shall have the meanings assigned to such terms in the Loan Agreement. As of December 31, 2024, the Loan Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions, with a stated maturity date of October 18, 2029.

Loans under the Loan Facility initially bear interest at the applicable base rate plus 2.15% during the Revolving Period and thereafter, 2.50%, subject to a step-up of 2.00% following the occurrence of an Event of Default. The base rate under the Loan Agreement is (i) term CORRA plus 32.138 basis points (0.32138%) with respect to any advances denominated in Canadian dollars, (ii) the Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) daily simple Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, and (viii) term SOFR with respect to advances denominated in United States Dollars.

From the date of execution of the Loan Facility until the nine-month anniversary thereof, no daily commitment fee will be incurred. During the remaining life of the Loan Facility, the Company will pay a non-use fee of 100 basis points (1.00%) per annum, accruing on the portion of the undrawn commitment that is greater than 65.00% of the total commitment under the Loan Facility and 50 basis points (0.50%) per annum, accruing on the portion of the undrawn commitment that is less than or equal to 65.00% of the total commitment under the Loan Facility.

The initial maximum principal amount under the Loan Agreement is $300,000 and the Loan Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $500,000, subject in each case to the satisfaction of certain conditions. Proceeds from loans made under the Loan Facility may be used for SPV’s general corporate purposes, to fund collateral obligations acquired by SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Loan Agreement.

As of December 31, 2024 the Company had outstanding debt of $208,550 under the Loan Facility.

For the period from October 21, 2024 (commencement of operations) to December 31, 2024, the components of interest expense, annualized average stated interest rates and average outstanding balances for the Loan Facility were as follows:

Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$2,494
Amortization of debt issuance costs	100
Total interest expense	2,594
Annualized weighted average interest rate	6.8%
Average debt outstanding balance(1)	$184,265

(1)
Based on the weighted average debt outstanding for the period, from October 21, 2024 (commencement of operations) to December 31, 2024.

Capital Call Credit Agreement – On October 18, 2024 (the “Effective Date”), the Company entered into a revolving credit facility (the “Capital Call Credit Agreement”), among, inter alios, the Company, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer (in such capacity, the “Administrative Agent”).

The Capital Call Credit Agreement provides for borrowings in U.S. dollars, Euro, Sterling, Canadian dollars and such other currencies to be mutually agreed in an initial aggregate amount of up to $250,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $500,000.

Availability under the Capital Call Credit Agreement will terminate on the earlier of October 17, 2025 (the “Stated Maturity Date”), which may be extended for an additional period of up to 364 days, subject to the consent of the Administrative Agent and extending lenders, and the date of termination of the revolving commitments thereunder.

Borrowings under the Capital Call Credit Agreement are subject to compliance with a borrowing base test. Amounts drawn under the Capital Call Credit Agreement in (a) U.S. dollars will bear interest at a rate per annum equal to: (i) with respect to Daily Simple SOFR loans, Daily Simple SOFR plus 245 basis points (2.45%), (ii) with respect to Term SOFR loans, Term SOFR plus 245 basis points (2.45%) and (iii) with respect to reference rate loans, reference rate plus 145 basis points (1.45%), (b) Euros will bear interest at a rate per annum equal to EURIBOR plus 245 basis points (2.45%), (c) Sterling will bear interest at a rate per annum equal to Daily Simple SONIA plus 3.26 basis points (0.0326%) plus 245 basis points (2.45%), and (d) Canadian dollars will bear interest at a rate per annum equal to (i) with respect to Term CORRA loans with a 1-month interest period, Term CORRA plus 29.547 basis points (0.29547%) plus 245 basis points (2.45%) and (ii) with respect to Term CORRA loans with a 3-month interest period, Term CORRA plus 32.138 basis points (0.32138%) plus 245 basis points (2.45%), in each case subject to a floor of 0.0%; provided that, at any time no single investor accounts for greater than fifty percent (50%) of the borrowing base, the applicable margin will be reduced to: (b)(i) with respect to any loan (other than a reference rate loan), 230 basis points (2.30%) per annum and (ii) with respect to any reference rate loan, 130 basis points (1.30%) per annum.

During the period commencing on the Effective Date and ending on the earlier of the Stated Maturity Date and the date of termination of the revolving commitments under the Capital Call Credit Agreement, the Company will pay a non-use fee of 30 basis points (0.30%) per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

As of December 31, 2024 the Company had outstanding debt of $120,646 under the Capital Call Credit Agreement.

For the period from October 21, 2024 (commencement of operations) to December 31, 2024, the components of interest expense, facility fees, annualized average stated interest rates and average outstanding balances for the Capital Call Credit Agreement were as follows:

Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$861
Facility fees	120
Amortization of debt issuance costs	170
Total interest expense	1,151
Annualized weighted average interest rate	7.0%
Average debt outstanding balance(1)	$61,169

(1)
Based on the weighted average debt outstanding for the period, from October 21, 2024 (commencement of operations) to December 31, 2024.

Senior Secured Credit Agreement: On December 20, 2024, the Company entered into a Senior Secured Credit Agreement (the “Senior Secured Credit Agreement”), with the lenders party thereto, Natixis, New York Branch, as agent (the “Agent”), and U.S. Bank Trust Company, National Association, as custodian. Capitalized terms used in this report but not otherwise defined shall have the meanings assigned to such terms in the Senior Secured Credit Agreement. The Senior Secured Credit Agreement will mature on December 20, 2029, unless terminated earlier in accordance with the Senior Secured Credit Agreement. As of December 31, 2024, the Senior Secured Credit Agreement allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.

As of December 31, 2024, the Senior Secured Credit Agreement bears interest Loans under the Senior Secured Credit Agreement bear interest at (i) for Alternate Base Rate Loans, the greatest of (a) Prime, (b) NYFRB Rate plus 0.50%, and (c) Term SOFR plus 1.00% (however, in no case less than 1.00%), each adjusted by a further 0.90% credit spread, (ii) for Risk Free Rate Loans, the greater of (a) SONIA plus 0.1193% and (b) 0.00%, each adjusted by a further 1.90% credit spread, (iii) for Term Benchmark Loans denominated in

Euros, the EURIBOR Screen Rate multiplied by the Statutory Reserve Rate, plus 1.90%, (iv) for Term Benchmark Loans denominated in United States dollars, Term SOFR, plus 1.90%, and (v) for Term Benchmark Loans denominated in Canadian dollars, Term CORRA, plus 1.90%. The Company will pay a non-use fee of 37.5 basis points (0.375%) per annum, accruing on the portion of the undrawn commitment accruing on the portion of the undrawn commitment of the total commitment under the Senior Secured Credit Agreement.

The Senior Secured Credit Agreement is secured by all of the assets held by the Company. The Senior Secured Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for credit facilities of this nature.

As of December 31, 2024 the Company had outstanding debt of $62,000 under the Senior Secured Credit Agreement.

For the period from October 21, 2024 (commencement of operations) to December 31, 2024, the components of interest expense, annualized average stated interest rates and average outstanding balances for the Senior Secured Credit Agreement were as follows:

Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$98
Facility fees	32
Amortization of debt issuance costs	13
Total interest expense	143
Annualized weighted average interest rate	6.3%
Average debt outstanding balance(1)	$7,750

(1)
Based on the weighted average debt outstanding for the period, from October 21, 2024 (commencement of operations) to December 31, 2024.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
$391,196	$1,564.4	$—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period.
(2)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
The Fund's senior securities are not registered for public trading.

Note 7. Commitments and Contingencies

The Company has various commitments to fund first lien senior secured revolving and delayed draw loans. As of December 31, 2024, the total unfunded commitments were $150,502.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$36,278
Accession Risk Management Group, Inc.	Revolving Loan	4,750
AMI Buyer, Inc.	Revolving Loan	4,806
Anaplan, Inc.	Revolving Loan	3,479
Chartis Group, LLC, The	Delayed Draw Term Loan	4,196
Chartis Group, LLC, The	Revolving Loan	2,098
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	6,107
Coding Solutions Acquisition, Inc.	Revolving Loan	477
Galway Borrower LLC	Delayed Draw Term Loan	1,102
Galway Borrower LLC	Revolving Loan	915
IG Investments Holdings, LLC	Revolving Loan	1,767
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	22,363
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
Mountain Parent, Inc.	Revolving Loan	6,224
MRI Software LLC	Revolving Loan	1,885
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,961
Spotless Brands, LLC	Delayed Draw Term Loan	21,971
Superman Holdings, LLC	Delayed Draw Term Loan	6,552
Superman Holdings, LLC	Revolving Loan	2,901
		$150,502

(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of December 31, 2024. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2024, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of December 31, 2024, the Company's total net assets were $220,782, as detailed in the table below.

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at January 18, 2024 (Date of Inception)	—	$—	$—	$—	$—
Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,558	2,558
Net unrealized appreciation	—	—	—	715	715
Distributions to shareholders:
Distributions declared	—	—	—	(2,501)	(2,501)
Capital share transactions:
Issuance of common shares	8,758,495	9	220,001	—	220,010
Tax reclassification of net assets in accordance with GAAP	—	—	(26)	26	—
Balance at December 31, 2024	8,758,495	$9	$219,975	$798	$220,782

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

The Company is authorized to issue an unlimited number of Common Shares. As of December 31, 2024, the Company had issued 8,758,495 shares and all are outstanding. Also, as of December 31, 2024, the Company has executed subscription agreements with investors for $1,003,560 of capital commitments.

Share Issuance Date	Common Shares Issued	NAV ($) per share	Proceeds
10/21/2024	400	$25.00	$10
11/4/2024	4,000,000	25.00	100,000
11/22/2024	1,468,837	25.19	37,000
12/16/2024	629,673	25.41	16,000
12/30/2024	2,659,585	25.19	67,000
	8,758,495		$220,010

As of December 31, 2024 the Company’s net assets were $220,782, and the net asset value per share was $25.21.

Share Repurchase Program

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a share repurchase program (the “Share Repurchase Program”) in which the Company intends to offer to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company shareholders, such as when a repurchase offer would place an undue burden on the Company liquidity, adversely affect the Company operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

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

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of December 31, 2024, the Company has not commenced the Share Repurchase Program.

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

	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Date Declared	Record Date	Payment Date	Dividend per Share
December 27, 2024	December 27, 2024	January 28, 2025	$0.41
			$0.41

Note 9. Distributable Taxable Income

The Company intends to elect to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2024). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The Company may distribute taxable dividends that are payable in cash or shares of its common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance with respect to publicly offered RICs indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the

Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the Company’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Company’s stock.

Distributions to shareholders that exceed tax-basis distributable income (tax-basis net investment income and realized gains, if any) are reported as distributions of paid-in capital (i.e. return of capital). The tax components of distributions are not fully determined until the tax return is filed. The determination of the tax character of our distributions is made at the end of the year based upon our taxable income for the full year and the distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.

The following table reconciles net increase in net assets resulting from operations to taxable income for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Increase in net assets resulting from operations	$3,273
Adjustments:
Net unrealized (appreciation)/depreciation on investments	(715)
Other book/tax differences	26
Taxable income	$2,584
Taxable income per weighted average shares	$0.61

The following permanent differences reclassified for tax purposes among the components of net assets for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Accumulated distributable earnings	$26
Additional paid-in capital	(26)
Total	$—

For the period from January 18, 2024 (Date of Inception) to December 31, 2024 permanent differences were a result of non-deductible offering costs.

The following table shows the components of accumulated distributable earnings (losses) on a tax basis for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

Period from January 18, 2024 (Date of Inception) to December 31, 2024
Undistributed net investment income	$83
Undistributed net realized gains/(losses)	—
Other temporary differences	—
Net unrealized appreciation/(depreciation) on investments	715
Total accumulated distributed earnings (losses)	$798

As of December 31, 2024, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

December 31, 2024
Book cost	$472,411
Items affecting tax cost	—
Tax cost	472,411

Gross unrealized appreciation	715
Gross unrealized depreciation	—
Net unrealized investment appreciation/(depreciation)	$715

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions and has concluded that no liability for unrecognized tax benefits should be recorded for positions expected to be taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Net asset value at beginning of period	$—
Issuance of shares	25.00
Net investment income per share(2)	0.60
Net realized/unrealized gain (loss) per share(3)	0.02
Net increase in net assets	25.62
Distributions declared	(0.41)
Net asset value at end of period	$25.21
Common Shares outstanding, end of period	8,758,495
Weighted average Common Shares outstanding	4,252,447
Ratio/Supplemental Data:
Net assets at end of period	$220,782
Annualized ratio of net expenses before expense support to average net assets(4)	23.9%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	18.8%
Total return based on net asset value per share (not annualized)	2.5%
Portfolio turnover rate	0.6%
Asset coverage ratio(6)	156.4%
Capital Commitments Data:
Capital commitments	1,003,560
Funded capital commitments	220,010
% of capital commitments funded	21.9%

(1)
Based on actual number of Common Shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)
Expenses exclude initial organization and offering costs and are annualized. For purposes of the expense ratios, weighted average net assets are adjusted for capital transactions. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(5)
Includes expense support reimbursement.
(6)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for:

Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Net increase (decrease) in net assets resulting from operations	$3,273
Basic and diluted weighted average shares outstanding	4,252,447
Basic and diluted earnings per share	$0.77
Basic and diluted net investment income per share	$0.60

Note 12. Subsequent Events

During the first quarter Company received additional capital commitments totaling $65.0 million.

On February 26, 2025, the Company entered into Amendment No. 3 to the Loan Facility. The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under the Loan Facility from $300.0 million to $400.0 million and revises the margin applicable to borrowings under the facility during the Revolving Period from 2.15% to 2.05%, subject to a step-up of 2.00% following the occurrence of an Event of Default.

On March 12, 2025, the Company’s Board of Trustees declared a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.72 per share, payable on April 30, 2025 to shareholders of record on March 12, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, four of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Age	Position	Length of Time Served	Principal Occupation During Past 5 Years	Other Directorships Held by Trustees
Interested Trustees
Peter Gleysteen	74	Trustee and Chairman of the Board	Since 2024	Founder, Chief Executive Officer, and Chief Investment Officer of AGL Credit Management LLC.	Mystic Seaport Museum
Taylor Boswell	45	Trustee and Chief Executive Officer		Former Partner of Carlyle serving as Head of Direct Lending and Chief Investment Officer, Direct Lending.	N/A
Wynne Comer	58	Trustee	Since 2024	Chief Operating Officer of AGL Credit Management LLC.	Loan Syndications and Trading Association
Independent Trustees
Sheila Hooda	67	Trustee	Since 2024	Independent board director and qualified financial expert on various companies’ boards.	Enact Holdings Inc. (NASDAQ: ACT); Alera Group, Inc.
Sherwood Dodge	69	Trustee	Since 2024	Former senior employee of GE Capital.	N/A
Holly Lim	58	Trustee	Since 2024	Former Chief Financial Officer of Sidewalk Labs.	N/A
Judith Fishlow Minter	65	Trustee	Since 2024	Former Head of U.S. Loan Capital Markets and Co-Head Leveraged Capital Markets at RBC Capital Markets.	Franklin & Marshall College; Student Leadership Network

The address for each Trustee is c/o AGL Private Credit Income Fund, 535 Madison Avenue, 24th Floor, New York, NY 10022. While we do not intend to list our Common Shares on any securities exchange, if any class of our Common Shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Age	Position	Length of Time Served	Principal Occupation During Past 5 Years
George Talarico	67	Chief Compliance Officer	Since 2024	Former General Counsel of Alaric Compliance Services, LLC.
Matthieu Milgrom	47	Secretary	Since 2024	General Counsel of AGL Credit Management LLC; Former Executive Director of Securitized Products Group of Morgan Stanley
Edward Gilpin	64	Chief Financial Officer	Since 2024	Chief Financial Officer AGL Credit Management, Managing Director Onex Credit, CFO SEC Registered Funds, BC Partners

The address for each executive officer is AGL Private Credit Income Fund LP, c/o AGL US DL Management LLC, 535 Madison Avenue, 24th Floor, New York, NY 10022.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Trustees have been divided into two groups—Interested Trustees and Independent Trustees. Interested Trustees are “interested persons” as defined in the 1940 Act.

Interested Trustees

Peter Gleysteen, Trustee and Chairman of the Board – Mr. Gleysteen has specialized in bank loans for over forty years. Mr. Gleysteen is the Founder, Chief Executive Officer, and Chief Investment Officer of AGL Credit Management LLC, which he established with the Abu Dhabi Investment Authority. Mr. Gleysteen began forming AGL Credit Management in 2018 and launched it in March 2019. Before AGL he had two prior employers, JPMorgan Chase and CIFC. At JPMorgan, and antecedent entities Chemical Bank and Chase Manhattan,

Mr. Gleysteen served as lead banker on many of the largest LBO, M&A and re-structuring financings in the 1980's and 1990's. He was also responsible for global loan syndications as Group Head of Global Syndicated Finance and was responsible for JPMorgan's global corporate loan portfolio as Group Head of Global Capital Management. His last position was Chief Credit Officer for the entire bank. Gleysteen was integral to the evolution of the bank loan asset class from inception, including making the first “B-Loan” in 1989 and conceiving and instituting the “Market Flex” pricing convention in 1997. More recently Mr. Gleysteen founded CIFC in 2005, and he was the CEO of that firm until 2014 when it was sold, after which he served as Vice-Chairman and special advisor until 2016. During his tenure, Mr. Gleysteen grew the platform into a leading private debt manager with $13B in assets under management. Mr. Gleysteen has a BA in History from Trinity College and an MBA, Executive Program, from the University of Chicago. He is a member of the Council on Foreign Relations and a board member of Mystic Seaport Museum.

Taylor Boswell, Trustee and Chief Executive Officer – Prior to joining AGL, Mr. Boswell was a Partner of Carlyle serving as Head of Direct Lending and Chief Investment Officer, Direct Lending. In this role he led the investing and business operations of Carlyle Direct Lending from 2019 until 2022, including each of origination, underwriting, portfolio management and investor relations. He also served as President, Chief Investment Officer and Board member of Carlyle's various BDCs, and was on the Investment Committee for the firm’s managed Direct Lending vehicles. He previously served as a founding, senior member of Carlyle's Opportunistic Credit team, with primary responsibility for building that business’ U.S. investment capabilities while leading the deployment of capital across a wide variety of private credit investments. Prior to joining Carlyle in 2017, Mr. Boswell served as Managing Director and Investment Committee Member in the Illiquid Credit Business at Apollo Global Management. Before joining Apollo in 2013, he was a Director at Perella Weinberg Partners, where he spent seven years focused on corporate fundamental investing across both debt and equity mandates. He began his career as an Investment Banking Analyst at Deutsche Bank in 2001. Mr. Boswell has an AB in Political Economics from Princeton University.

Wynne Comer, Trustee – Ms. Comer is the Chief Operating Officer of AGL Credit Management LLC. Prior to joining AGL in 2019, Ms. Comer served as Global Head of the CLO Primary business at Bank of America Merrill Lynch where she led a team in New York and London to originate, structure, market and syndicate CLOs and other securitized credit products. The team distributed the products to a diverse range of institutional investors in the U.S., Asia and Europe. The business achieved consistent top 3 rankings during Comer’s tenure, as well as industry recognitions such as Risk Magazine’s Structured Products House of the Year. Ms. Comer is a frequent speaker at industry events and was a member of the Investing in Women’s Committee at Bank of America Merrill Lynch. Currently, Ms. Comer serves on the Executive Committee of the Loan Syndications and Trading Association (“LSTA”) Board of Directors through 2026. Prior to joining Bank of America Merrill Lynch in 2007, Ms. Comer spent 14 years at Citigroup in a wide range of roles, including Global Structured Products, Global Structured Bonds and Public Finance. Notably, Ms. Comer structured the first tobacco settlement securitization in the U.S. for New York City. Ms. Comer started her career in Tokyo with three years as an analyst in the International Project Finance Group at Sanwa Bank, the predecessor firm of Mitsubishi UFJ. Ms. Comer has a BA in Economics from Cornell University and an MBA from the Amos Tuck School at Dartmouth College.

Independent Trustees

Sheila Hooda - Ms. Hooda has served on the Board since 2024. Ms. Hooda is also a member of the Board of Directors of Enact Holdings Inc. (NASDAQ: ACT), a private mortgage insurance company, where she serves as Chair of the Nominating and Governance Committee and a member of the audit committee, and a member of the Board of Directors of Alera Group, Inc., an independent insurance brokerage and wealth services firm. From 2020 to 2023, Ms. Hooda served as Chair of the audit committee and a member of the Compensation Committee for ScION Tech Growth I and II (NASDAQ: SCOA, SCOB), blank check companies focused on acquiring businesses and assets. Ms. Hooda also served as Chair of the Risk Committee and as a member of the Compensation Committee and Audit and Investment Committees for Mutual of Omaha, a Fortune 500 mutual insurance and financial services company, from 2016 to 2023. From 2019 to 2023, Ms. Hooda served as Chair of the Nominating and Governance Committee and member of the Compensation, Audit, and Special Transaction Committees for ProSight Global, Inc. (NYSE: PROS), a specialty property/casualty insurance company. Previously, Ms. Hooda also served as a member of the Audit and Risk & Finance Committees for Virtus Investment Partners (NASDAQ: VRTS), a multi-manager asset management business, from 2016 to 2020. As an experienced independent board director and qualified financial expert, Ms. Hooda’s governance experience includes oversight for business transformation, M&A, initial public offering (“IPO”) readiness, divestitures, board nomination, CEO/Chair succession, long term strategy, innovation, market entry, capital allocation, special transactions, external auditor selection, digital, cyber, data privacy, and crisis preparedness. She also provides oversight for talent, culture, DE&I & ESG. Ms. Hooda's expertise includes Financial Services, Technology, Professional and Business Services. She is currently the CEO of Alpha Advisory Partners, providing strategic advisory services on technology, digital, financial, market and regulatory disruption. Ms. Hooda is a former C-level operating executive with 30+ years of global experience leading complex customer-centric transformations, driving P&L, scaling growth organically and via M&A, and guiding innovation, talent, culture and strategic development at Fortune

500/S&P 500 firms. Ms. Hooda has a BS in mathematics from Savitribai Phule University of Pune and an MBA from The University of Chicago Booth School of Business.

Sherwood Dodge – Mr. Dodge has served on the Board since 2024. He is the former Global Head of Private Equities at ADIA, covering both private equity and private credit. Mr. Dodge joined ADIA in 2016 after spending 27 years with GE, where he held a number of senior positions across GE Capital. From 2020 to 2023, Mr. Dodge served on the Board and audit committee for Sunshine Luxembourg VII SARL (Galderma), a pharmaceutical company specializing in dermatological treatments and skin care products. From 2013 to 2015, he served as Deputy CEO and was a Board Member of Hyundai Capital Services and Hyundai Card, the joint ventures in auto finance and credit cards between Hyundai Motors and GE. Between 2009 and 2013, Mr. Dodge was the CEO of GE Equity Americas, where he led its private equity activities. Between 2011 and 2013, he also served as the Head of Corporate Development at GE Capital, Americas. Prior to this, he had responsibility for GE Equity's investments in the aviation and energy industries, its venture investing activities and for equity co-investments with the customers of GE Capital's leveraged lending business. From 1999 to 2005, Mr. Dodge led GE's private equity business in Europe. Mr. Dodge is a former C-level operating executive with 30+ years of experience underwriting companies as a lender and as a private equity investor. Mr. Dodge has a BA in political science from Denison University.

Holly Lim – Ms. Lim has served on the Board since 2024. Ms. Lim is currently the Chief Financial Officer of Range Energy, a California-based start-up that is accelerating electrification of heavy-duty trucking. Ms. Lim is also currently an advisor to various start-ups, including a venture capital company's project that is focused on the media and entertainment space. Previously, she was Chief Financial Officer of Sidewalk Labs, an Alphabet Company, from 2020 to 2023, completing the integration of the Sidewalk Labs’ product teams into Google, LLC. While serving as Chief Financial Officer, Ms. Lim focused on executing the company’s new operating model, which included building new processes and upgrading systems to increase automation, developing a state-of-the-art corporate services operation to support the start-up teams. Ms. Lim's deep finance experience across multiple verticals has helped her craft novel business models in the early internet entertainment space, collaborate with teams to support scalable products at the intersection of cutting-edge technology and consumer need, and manage later stage companies for product optimization, profitability, and culture fit. Previously, Ms. Lim also worked as an advisor to Ghostery, an ad-blocking technology and a subsidiary of Burda, a German internet company. Ms. Lim was also named as Chair of the audit committee of an industrials company that is currently working on its public offering. Ms. Lim has a BBA in Finance from the University of Michigan and an MBA from Harvard Business School.

Judith Fishlow Minter – Ms. Fishlow Minter has served on the Board since 2024. She is the former Head of U.S. Loan Capital Markets and Co-Head Leveraged Capital Markets at RBC Capital Markets where she spent nearly 12 ½ years. Ms. Fishlow Minter had responsibility for syndicating leveraged finance transactions for corporate and financial sponsor clients. Selected financings include Signature, Copeland and Guidehouse. Prior to joining RBC Capital Markets, she spent 2 ½ years at North Sea Partners where she was a Managing Partner of the boutique leveraged finance advisory firm. Ms. Fishlow Minter spent 21 years at Citi where she was Head of Loan Syndicate for North America after a decade in the Leveraged Finance Group. She was responsible for leading the largest syndicated LBO, at the time, for Georgia Pacific. At RBC Capital Markets, Ms. Fishlow Minter served as a member of the U.S. Regional Operating Committee, a sponsor of RWomen and the Women’s Initiative Network (WIN) as well as participating in the Managing Directors Promotions Committee and Donations Committee for RBC’s U.S. Foundation. In addition, she served on the Board of the Loan Syndications and Trading Association (LSTA) for 8 years and currently serves on the Board of Trustees for Franklin & Marshall College and on the Board of Student Leadership Network. Ms. Fishlow Minter has a BA in Economics and Government from Wesleyan University and an MBA from the Wharton School at the University of Pennsylvania.

Executive Officers Who Are Not Trustees

George Talarico, Chief Compliance Officer – Mr. Talarico has served as the Chief Compliance Officer of the Company since 2024. He is a licensed attorney (admitted to practice law in NY and NJ) and was a partner, office managing partner, co-chair of the products liability practice group, member of the Board of Directors, and office ethics officer at the AmLaw 100 law firms of Thacher Proffitt & Wood and Locke Lord (F/K/A Edwards Angell Palmer & Dodge). Previously, Mr. Talarico served as General Counsel and Managing Director at Alaric Compliance Services. He has experience serving as a Chief Compliance Officer for registered investment advisers (“RIAs”) and RICs including BDCs. He has also consulted with RIAs, BDCs, and private funds, and has performed mock exams, compliance testing, and annual reviews. Mr. Talarico has a BS in Civil Engineering from Lehigh University, a MS in Civil Engineering from New Jersey Institute of Technology, and a JD from Fordham University School of Law.

Matthieu Milgrom, Secretary – Mr. Milgrom has served as the Secretary of the Company since 2024. Mr. Milgrom is the General Counsel of AGL Credit Management LLC. Before joining AGL in May 2022, Mr. Milgrom was an Executive Director in the Securitized Products Group at Morgan Stanley, where he worked for 10 years in a variety of roles across sales and trading, securitization and lending. Prior to Morgan Stanley, he was a senior associate in the Securities and Structured Finance group at Ashurst LLP and an associate at McKee Nelson

LLP. Prior to practicing law, he was a Senior Consultant at KPMG in the firm’s International Executive Services practice. Mr. Milgrom is licensed to practice law in the state of New York. Mr. Milgrom has a BA in Psychology and French Literature from Columbia University and a JD, with honors, from Brooklyn Law School.

Edward Gilpin, Chief Financial Officer – Mr. Gilpin has served as Chief Financial Officer of the Adviser and the Company since October 2024. Prior to joining AGL, Mr. Gilpin served as the Managing Director, Finance of Onex Credit Advisor, LLC, and Chief Financial Officer and Treasurer of Onex Direct Lending BDC Fund from April of 2022 to October 2024. Prior to joining Onex Falcon full time, Mr. Gilpin was a financial consultant at Onex Falcon from June of 2021 to April of 2022. Mr. Gilpin was also a financial consultant at Advantage Capital Holdings, Inc. from January 2021 to May 2022, and was at BC Partners from April 2019 until March 2021, where he was the Chief Financial Officer of Portman Ridge Finance Corp. a public BDC, of BC Partners Lending Corporation a non-traded BDC, and of Mount Logan Capital a Canadian Public Company. Prior to joining BC Partners, Mr. Gilpin served as the Executive Vice President and Chief Financial Officer of KCAP Financial Inc. (NASDAQ: KCAP), an internally managed, publicly traded BDC from June 2012 to April 2019. Prior to KCAP, he served as Executive Vice President and Chief Financial Officer of Ram Holdings, Ltd. (NASDAQ: RAMR), a provider of financial guaranty reinsurance, and prior to that he was the Executive Vice President, Chief Financial Officer and Director of ACA Capital Holdings, Inc. (NYSE: ACA), a holding company that provided asset management services and credit protection products. Mr. Gilpin has also served as: Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division; CFO of WCA, an affiliate of ACA Capital; Director, Chief of Staff for MBIA Insurance Company; and Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to AGL Private Credit Income Fund, c/o AGL US DL Management LLC, 535 Madison Avenue, 24th Floor, New York, NY 10022, Attention: Chief Compliance Officer.

Committees of the Board

Our Board currently has two committees: an audit committee and a nominating and corporate governance committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The audit committee will also have principal oversight of the valuation process used to establish the Company’s NAV and for the determination of the fair value of each of our investments. The audit committee is presently composed of three persons, including Holly Lim, Sheila Hooda and Judith Fishlow Minter, all of whom are considered independent for purposes of the 1940 Act. Holly Lim serves as the chair of the audit committee. Our Board has determined that Holly Lim qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the 1934 Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the 1934 Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the audit committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.aglpcif.com.

Nominating and Corporate Governance Committee. The members of the nominating and corporate governance committee are the independent Trustees. Sheila Hooda serves as chair of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating Trustees for election by the shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

The nominating and corporate governance committee seeks candidates who possess the background, skills and experience to make a significant contribution to the Board, the Company and the shareholders. In considering possible candidates for election as a Trustee, the nominating and corporate governance committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting Trustees who:

•
are of high character and integrity;
•
are accomplished in their respective fields, with superior credentials and recognition;
•
have relevant experience upon which to be able to offer advice and guidance to management;
•
have sufficient time available to devote to the Company’s affairs;
•
are able to work with the other members of the Board and contribute to the Company’s success;
•
can represent the long-term interests of shareholders as a whole; and
•
are selected such that the Board represents a range of backgrounds and experience.

The nominating and corporate governance committee has not adopted a formal policy with regard to the consideration of diversity in identifying Trustee nominees. However, in determining whether to recommend a Trustee nominee, the nominating and corporate governance committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The nominating and corporate governance committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending Trustee nominees. The nominating and corporate governance committee believes that the inclusion of diversity as one of many factors considered in selecting Trustee nominees is consistent with the goal of creating a board of Trustees that best serves the Company’s needs and the interests of the shareholders.

A copy of the charter of the Nominating and Corporate Governance Committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.aglpcif.com.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can view the code of ethics on the SEC’s website at www.sec.gov.

Insider Trading Policies and Procedures

Our code of ethics pursuant to Rule 17j-1 under the 1940 Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, trustees, and employees of the Company and the Adviser) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Covered persons, other than Independent Trustees, are prohibited from using shorting, options or hedging or derivatives on our securities. Additionally, all purchases and sales of the Company’s securities by trustees, officers and employees of the Company and its affiliates must receive pre-clearance from the Company’s Chief Compliance Officer. The securities trading policy as contained within our code of ethics pursuant to Rule 17j-1 under the 1940 Act, is filed as Exhibit 14 to this annual report, and the foregoing description is qualified by reference to such exhibit.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee as of December 31, 2024:

Name and Address	Dollar Range of Equity Securities in Fund(1)(2)
Interested Trustees
Peter Gleysteen	None
Taylor Boswell	Over $100,000
Wynne Comer	Over $100,000
Independent Trustees
Sheila Hooda	None
Sherwood Dodge	None
Holly Lim	None
Judith Fishlow Minter	None
Executive Officers who are not Trustees
George Talarico	None
Matthieu Milgrom	None
Edward Gilpin	None

(1)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)
The dollar range of equity securities beneficially owned are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Item 11. Executive Compensation

Compensation of Executive Officers

None of our officers receive direct compensation from us. The compensation of our chief financial officer and chief compliance officer will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the Board and committee meetings and annual fees for serving as a committee chairperson. These Trustees are Sheila Hooda, Sherwood Dodge, Holly Lim and Judith Fishlow Minter. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows (dollars in thousands):

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Audit	Nominating and Governance
$100	$3	$15	$10

We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board meeting and each committee meeting not held concurrently with a Board meeting.

We will not pay compensation to our Trustees who also serve in an executive officer capacity for us or the Adviser or its affiliates. For the Fiscal Year 2024, the Trustees received the following compensation (dollars in thousands):

Name and Address	Total Compensation earned for the period from January 18, 2024 (Date of Inception) to December 31, 2024 (2)
Interested Trustees
Peter Gleysteen (1)	None
Taylor Boswell (1)	None
Wynne Comer (1)	None
Independent Trustees
Sheila Hooda	$94
Sherwood Dodge	$83
Holly Lim	$94
Judith Fishlow Minter	$83
(1)
These are interested trustees and, as such, do not receive compensation from the Company for their services as trustees.
(2)
The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2024, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 8,758,495 shares outstanding as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups-interested and independent. Interested trustees are “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is 535 Madison Avenue, 24th Floor, New York, NY 10022.

Common Shares Beneficially Owned
Name and Address	Type of Ownership	Number	Percentage
Interested Trustees(1)
Peter Gleysteen	—	—	—
Taylor Boswell	Record/Beneficial	109,931	0.0%
Wynne Comer	Record/Beneficial	219,862	0.1%
Independent Trustees(1)
Sheila Hooda	—	—	—
Sherwood Dodge	—	—	—
Holly Lim	—	—	—
Judith Fishlow Minter	—	—	—
Executive Officers who are not Trustees(1)	—	—	—
George Talarico	—	—	—
Matthieu Milgrom	—	—	—
Edward Gilpin	—	—	—
AGL US DL Administrator LLC	Record/Beneficial	400	0.0%
All officers and Trustees as a group (9 persons)	—	—	—
Five-Percent or Greater Shareholders	—	—	—
Platinum Bird C 2024 RSC Limited	Record/Beneficial	8,727,114	99.6%

(1)
The address for all of the Fund’s officers and Trustees is AGL Private Credit Income Fund LP, c/o AGL US DL Management LLC, 535 Madison Avenue, 24th Floor, New York, NY 10022. The address for AGL US DL Administrator LLC is 535 Madison Avenue, 24th Floor, New York, NY 10022

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement; Expense Support and Conditional Reimbursement Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a Base Management Fee at an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters and will be paid quarterly in arrears. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement, the Administration Agreement, and Expense Support and Conditional Reimbursement Agreement, we reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business-Investment Advisory Agreement,” “Item 1. Business-Administration Agreement,” and “Item 1. Business-Expense Support and Conditional Reimbursement Agreement.” Each of the Investment Advisory Agreement, the Administration Agreement and Expense Support and Conditional Reimbursement Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement, the Administration Agreement and Expense Support and Conditional Reimbursement Agreement will remain in effect for a period of one year from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, our Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or AGL that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for us to participate. We may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for us (e.g., based on investment strategy). The co-investment would generally be allocated to us, the Adviser’s other clients and the AGL funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.” Additionally, affiliates of the Abu Dhabi Investment Authority (“ADIA”) have investments in the Company and the Adviser. As such, ADIA has an indirect interest in fees paid by the Company to the Adviser.

Statement of Policy Regarding Transactions with Related Persons

To the extent that any potential related party transaction is brought to the attention of the Board, the Board will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance procedures and policies. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics and is instructed to inform the Company’s Chief Compliance Officer or his designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire designed to elicit information about any potential related party transactions that is reviewed by the Company’s Chief Compliance Officer prior to such trustee’s or executive officer’s appointment.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Audit Fees

Deloitte & Touche LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

All Other Fees

No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2024.

No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees incurred by the Company by Deloitte & Touche LLP for professional services performed (dollars in thousands):

For the year ended December 31, 2024
Audit Fee	$213
Audit-Related Fees(1)	—
Tax Fees	—
All Other Fees(2)	—
Total Fees	$213

(1)
“Audit‑Related Fees” are those fees billed to the Company by Deloitte & Touche LLP for services provided by Deloitte & Touche LLP in connection with permitted audit services.
(2)
“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with permitted non‑audit services.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit‑related, tax and other services that have not received general pre‑approval must be submitted to the Audit Committee for specific pre‑approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre‑approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre‑approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)
Consolidated Financial Statements— Consolidated financial statements are included in Item 8. See the Index to the consolidated financial statements on page 77 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the consolidated financial statements.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).
4.1	Description of our Securities*
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).
10.3	Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-Q (File No. 000-56652), filed on June 3, 2024).
10.5	Custody Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-Q (File No. 000-56652), filed on June 3, 2024).
10.6

Credit Agreement dated as of October 18, 2024, by and among the Company, as borrower, the Adviser, and the Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).

10.7

Loan and Servicing Agreement, dated as of October 18, 2024, by and among the SPV, as borrower, the Company as Servicer, the lenders from time to time party thereto, the Agent as administrative agent and U.S. Bank Trust Company, National Association as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).

10.8

Senior Secured Credit Agreement dated as of December 20, 2024, by and among the Company, as borrower, the lenders and issuing banks thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, and Société Générale, as Joint Lead Arrangers, and Natixis, New York Branch, as Sole Book Runner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on January 6, 2025).

19

Joint Code of Ethics of the Company, AGL US DL Management LLC, AGL Credit Management LLC and AGL CLO Credit Management LLC (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).

21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Attached hereto.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL Private Credit Income Fund

Date: March 12, 2025	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and I the capacities and on the dates indicated.

Signature		Date

/s/ Taylor Boswell	Trustee and Chief Executive Officer	March 12, 2025
Taylor Boswell	(Principal Executive Officer)

/S/ Edward Gilpin	Chief Financial Officer	March 12, 2025
Edward Gilpin	(Principal Accounting and Financial Officer)

/S/ Peter Gleysteen	Chairman of the Board and Trustee	March 12, 2025
Peter Gleysteen

/S/ Wynne Comer	Trustee	March 12, 2025
Wynne Comer

/S/ Sheila Hooda	Trustee	March 12, 2025
Sheila Hooda

/S/ Sherwood Dodge	Trustee	March 12, 2025
Sherwood Dodge

/S/ Holly Lim	Trustee	March 12, 2025
Holly Lim

/S/ Judith Fishlow Minter	Trustee	March 12, 2025
Judith Fishlow Minter