Form 10-Q
period 2025-03-31
AGL Private Credit Income Fund
filed 2025-05-09
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

Commission File Number: 814-01782

AGL PRIVATE CREDIT INCOME FUND

(Exact Name of Registrant as Specified in its Charter)

Delaware	99-4917603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
535 Madison Avenue, 24th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 973-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2025, the registrant had 10,750,297 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART II

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52
Item 6.	Exhibits	52

SIGNATURES	54

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “project,” “estimate,” “believe,” “continue” or the negatives thereof or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward- looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

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

Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of tariffs and inflation;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies (“Portfolio Companies,” and each a “Portfolio Company”);
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
•
currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars; and
•
impact of terrorism and armed conflicts around the world on the global economy (including the war in Ukraine and Russia and conflict in the Middle East).

AGL Private Credit Income Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $594,813 and $472,411, respectively)	$594,186	$473,126
Cash and cash equivalents	123,647	131,621
Restricted cash	9,776	4,920
Interest receivable	4,344	2,699
Deferred offering costs	530	765
Receivable from Adviser	8,502	6,245
Other assets	200	366
Total Assets	$741,185	$619,742
Liabilities
Debt (net of deferred financing costs of $6,596 and $6,592, respectively)	$449,404	$384,604
Interest payable	4,934	3,604
Base management fees payable	692	263
Income incentive fees payable	768	365
Distributions payable	6,306	2,501
Payable to Adviser	7,864	6,794
Payable to Affiliates	1,749	829
Total Liabilities	471,717	398,960
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value, unlimited shares authorized, 10,749,892 and 8,758,495 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11	9
Additional paid-in capital	269,977	219,975
Accumulated distributable earnings	(520)	798
Total Net Assets	269,468	220,782
Total Liabilities and Net Assets	$741,185	$619,742
Net asset value per share	$25.07	$25.21

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statement of Operations (unaudited)

(In thousands, except share and per share amounts)

Three months ended March 31, 2025
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$13,533
Total investment income	13,533
Expenses:
Interest and other financing expenses	6,699
Base management fees	692
Income incentive fees	768
Capital gain incentive fees	30
Offering costs	235
Administrative service fees	920
Professional fees	134
Board of trustee fees	115
Other general expenses	854
Total expenses	10,447
Capital gain incentive fee waived	(30)
Expense reimbursement	(2,257)
Net expenses	8,160
Net investment income (loss)	5,373
Net gain (loss) on investment transactions
Net realized gain (loss) on investment transactions	957
Net unrealized appreciation (depreciation) from investments	(1,342)
Net gain (loss) on investment transactions	(385)
Net increase (decrease) in net assets resulting from operations	$4,988
Per Common Share Data
Basic and diluted earnings per common share	$0.56
Basic and diluted net investment income per common share	$0.61
Basic and diluted weighted average common shares outstanding	8,869,231

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statement of Changes in Net Assets (unaudited)

(In thousands, except share and per share amounts)

Three months ended March 31, 2025
Net increase in net assets resulting from operations
Net investment income	$5,373
Net realized gain (loss) on investment transactions	957
Net unrealized appreciation (depreciation)	(1,342)
Net increase in net assets resulting from operations	4,988

Distributions to shareholders
Stock issued in connection with dividend reinvestment plan	4
Distributions declared	(6,306)
Net decrease in net assets resulting from distributions to shareholders	(6,302)

Capital share transactions
Issuance of common shares	50,000
Net increase in net assets resulting from capital share transactions	50,000
Total increase in net assets during the period	48,686
Net assets at beginning of period	220,782
Net assets at end of period	$269,468
Net asset value per share	$25.07
Common shares outstanding	10,749,892

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statement of Cash Flows (unaudited)

(In thousands, except share and per share amounts)

Three months ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$4,988
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss) on investment transactions	(957)
Net unrealized appreciation (depreciation) from investments	1,342
Net accretion of discount and amortization of premium	(192)
Amortization of deferred financing costs	756
Amortization of offering costs	235
Payments for purchase of investments	(146,581)
Proceeds from sale of investments and principal repayments	25,328
Changes in operating assets and liabilities:
Interest receivable	(1,645)
Receivable from Adviser	(2,257)
Other Assets	166
Interest payable	1,330
Base management fees payable	429
Income incentive fees payable	403
Payable to Adviser	1,070
Payable to Affiliates	920
Net cash provided by (used for) operating activities	(114,665)
Cash flows from financing activities:
Debt borrowings	211,000
Debt repayments	(146,196)
Capitalized debt issuance costs paid	(760)
Proceeds from issuance of common shares	50,000
Distributions paid	(2,497)
Net cash provided by (used in) financing activities	111,547
Cash, cash equivalents and restricted cash
Net increase in cash, cash equivalents and restricted cash	(3,118)
Cash, cash equivalents and restricted cash, beginning of period	136,541
Cash, cash equivalents and restricted cash, end of period	$133,423
Supplemental disclosure of non-cash information
Cash paid for interest	$5,369
Accrued but unpaid debt financing costs	$97
Stock issued in connection with dividend reinvestment plan	$4

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statement of Assets and Liabilities:

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$123,647	$131,621
Restricted cash	9,776	4,920
Cash, cash equivalents and restricted cash	$133,423	$136,541

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited)

March 31, 2025

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Industry	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated debt investments
Saturn Sound Bidco Limited	First Lien First Lien Delayed Draw Term Loan	Aerospace & Defense	SOFR + 5.25%	—	12/2/2024	12/3/2031	$—	$(78)	$(82)	0.0%	#(6),(7),(8),(9)
Saturn Sound Bidco Limited	First Lien First Lien Term Loan	Aerospace & Defense	SOFR + 5.25%	9.57%	12/2/2024	9/5/2031	60,289	59,270	59,233	22.0%	*#(6),(7),(9)
Wheels Bidco, Inc.	First Lien First Lien Term Loan	Automobile Components	SOFR + 5.50%	9.79%	11/1/2024	11/3/2031	25,000	24,760	24,750	9.2%	*#(6)
Firebird Acquisition Corp, Inc.	First Lien First Lien Delayed Draw Term Loan	Commercial Services & Supplies	SOFR + 5.00%	—	1/29/2025	2/2/2032	—	(16)	(16)	0.0%	#(6),(8)
Firebird Acquisition Corp, Inc.	First Lien First Lien Revolving Loan	Commercial Services & Supplies	SOFR + 5.00%	—	1/29/2025	2/2/2032	—	(17)	(17)	0.0%	#(6),(8)
Firebird Acquisition Corp, Inc.	First Lien First Lien Term Loan	Commercial Services & Supplies	SOFR + 5.00%	6.54% cash / 2.75% PIK	1/31/2025	2/2/2032	28,333	28,255	28,255	10.5%	*#(6)
Alliance Animal Health Topco, LLC	First Lien First Lien Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 5.00%	—	3/31/2025	3/31/2031	—	(88)	(88)	0.0%	#(6),(8)
Chartis Group, LLC, The	First Lien First Lien Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 4.50%	—	10/21/2024	9/17/2031	—	(10)	—	0.0%	#(6),(8)
Chartis Group, LLC, The	First Lien First Lien Revolving Loan	Health Care Providers & Services	SOFR + 4.50%	—	10/21/2024	9/17/2031	—	(15)	(10)	0.0%	#(6),(8)
Chartis Group, LLC, The	First Lien First Lien Term Loan	Health Care Providers & Services	SOFR + 4.50%	8.80%	10/21/2024	9/17/2031	13,672	13,574	13,604	5.0%	*#(6)
SimonMed, Inc.	First Lien First Lien Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 4.75%	9.07%	2/19/2025	2/19/2032	1,404	1,342	1,342	0.5%	#(6),(8)
SimonMed, Inc.	First Lien First Lien Revolving Loan	Health Care Providers & Services	SOFR + 4.75%	—	2/19/2025	2/19/2031	—	(74)	(74)	0.0%	#(6),(8)
SimonMed, Inc.	First Lien First Lien Term Loan	Health Care Providers & Services	SOFR + 4.75%	9.07%	2/19/2025	2/19/2032	58,500	57,921	57,922	21.5%	*#(6)
Coding Solutions Acquisition, Inc.	First Lien First Lien Delayed Draw Term Loan	Health Care Technology	SOFR + 5.00%	—	10/21/2024	8/7/2031	—	(18)	(31)	0.0%	#(6),(8)
Coding Solutions Acquisition, Inc.	First Lien First Lien Revolving Loan	Health Care Technology	SOFR + 5.00%	9.25%	10/21/2024	8/7/2031	3,340	3,295	3,292	1.2%	#(6),(8)
Coding Solutions Acquisition, Inc.	First Lien First Lien Term Loan	Health Care Technology	SOFR + 5.00%	9.25%	10/21/2024	8/7/2031	39,976	39,497	39,476	14.7%	*#(6)
Mountain Parent, Inc.	First Lien First Lien Delayed Draw Term Loan	Health Care Technology	SOFR + 4.75%	—	10/21/2024	6/27/2031	—	(27)	(58)	0.0%	#(6),(8)
Mountain Parent, Inc.	First Lien First Lien Revolving Loan	Health Care Technology	SOFR + 4.75%	—	10/21/2024	6/27/2031	—	(45)	(62)	0.0%	#(6),(8)
Mountain Parent, Inc.	First Lien First Lien Term Loan	Health Care Technology	SOFR + 4.75%	9.05%	10/21/2024	6/27/2031	56,897	56,492	56,328	21.0%	*#(6)
Accession Risk Management Group, Inc.	First Lien First Lien Delayed Draw Term Loan	Insurance	SOFR + 4.75%	9.04%	10/21/2024	11/1/2029	1,188	1,125	1,119	0.4%	#(6),(8)
Accession Risk Management Group, Inc.	First Lien First Lien Delayed Draw Term Loan #2	Insurance	SOFR + 4.75%	9.04%	11/6/2024	11/1/2029	15,439	15,403	15,400	5.7%	*#(6)
Accession Risk Management Group, Inc.	First Lien First Lien Revolving Loan	Insurance	SOFR + 4.75%	—	10/21/2024	10/30/2029	—	(11)	(12)	0.0%	#(6),(8)
Galway Borrower LLC	First Lien First Lien Delayed Draw Term Loan	Insurance	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	63	61	61	0.0%	#(6),(8)
Galway Borrower LLC	First Lien First Lien Delayed Draw Term Loan	Insurance	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	212	211	211	0.1%	#(6)
Galway Borrower LLC	First Lien First Lien Revolving Loan	Insurance	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	327	320	319	0.1%	#(6),(8)
Galway Borrower LLC	First Lien First Lien Term Loan	Insurance	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	11,300	11,225	11,215	4.2%	*#(6)
Integrity Marketing Acquisition, LLC	First Lien First Lien Delayed Draw Term Loan	Insurance	SOFR + 5.00%	—	10/21/2024	8/25/2028	—	(42)	(56)	0.0%	#(6),(8)
Integrity Marketing Acquisition, LLC	First Lien First Lien Term Loan	Insurance	SOFR + 5.00%	9.31%	10/21/2024	8/25/2028	14,334	14,309	14,298	5.3%	*#(6)
Endor Purchaser, Inc.	First Lien First Lien Delayed Draw Term Loan	IT Services	SOFR + 5.00%	—	1/9/2025	1/9/2032	—	(20)	(20)	0.0%	#(6),(8)
Endor Purchaser, Inc.	First Lien First Lien Revolving Loan	IT Services	SOFR + 5.00%	—	1/9/2025	1/9/2032	—	(20)	(20)	0.0%	#(6),(8)
Endor Purchaser, Inc.	First Lien First Lien Term Loan	IT Services	SOFR + 5.00%	9.30%	1/9/2025	1/9/2032	18,750	18,606	18,606	6.9%	*#(6)
Dune Acquisition Inc.	First Lien First Lien Term Loan	Machinery	SOFR + 6.25%	10.57%	11/20/2024	9/30/2030	19,950	19,618	19,601	7.3%	*#(6)
IG Investments Holdings, LLC	First Lien First Lien Revolving Loan	Professional Services	SOFR + 5.00%	—	11/1/2024	9/22/2028	—	(16)	(18)	0.0%	#(6),(8)
IG Investments Holdings, LLC	First Lien First Lien Term Loan	Professional Services	SOFR + 5.00%	9.29%	11/1/2024	9/22/2028	15,694	15,551	15,537	5.8%	*#(6)
AMI Buyer, Inc.	First Lien First Lien Revolving Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.25%	9.69%	10/21/2024	10/17/2031	1,067	993	988	0.4%	#(6),(8)
AMI Buyer, Inc.	First Lien First Lien Term Loan	Semiconductors & Semiconductor Equipment	SOFR + 5.25%	9.69%	10/21/2024	10/17/2031	43,651	43,130	43,105	16.0%	*#(6)
Anaplan, Inc.	First Lien First Lien Revolving Loan	Software	SOFR + 5.00%	—	12/4/2024	6/21/2028	—	—	(17)	0.0%	#(6),(8)
Anaplan, Inc.	First Lien First Lien Term Loan	Software	SOFR + 5.00%	9.30%	12/4/2024	6/21/2029	46,405	46,404	46,173	17.2%	*#(6)

Investments (1),(2)	Investment Type	Industry	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
InhabitlQ, Inc.	First Lien First Lien Delayed Draw Term Loan	Software	SOFR + 4.50%	—	1/10/2025	1/12/2032	—	(12)	(12)	0.0%	#(6),(8)
InhabitlQ, Inc.	First Lien First Lien Revolving Loan	Software	SOFR + 4.50%	—	1/10/2025	1/12/2032	—	(14)	(14)	0.0%	#(6),(8)
InhabitlQ, Inc.	First Lien First Lien Term Loan	Software	SOFR + 4.50%	8.82%	1/10/2025	1/12/2032	17,222	17,168	17,168	6.4%	*(6)
MRI Software LLC	First Lien First Lien Revolving Loan	Software	SOFR + 4.75%	9.05%	11/12/2024	2/10/2027	111	107	106	0.0%	#(6),(8)
MRI Software LLC	First Lien First Lien Term Loan	Software	SOFR + 4.75%	9.05%	11/5/2024	2/10/2027	47,754	47,653	47,635	17.7%	*#(6)
Superman Holdings, LLC	First Lien First Lien Delayed Draw Term Loan	Software	SOFR + 4.50%	8.80%	10/21/2024	8/29/2031	4,183	4,183	4,183	1.6%	#(6),(8)
Superman Holdings, LLC	First Lien First Lien Revolving Loan	Software	SOFR + 4.50%	—	10/21/2024	8/29/2031	—	(7)	(7)	0.0%	#(6),(8)
Superman Holdings, LLC	First Lien First Lien Term Loan	Software	SOFR + 4.50%	8.80%	10/21/2024	8/29/2031	20,077	20,029	20,027	7.4%	*#(6)
Spotless Brands, LLC	First Lien First Lien Delayed Draw Term Loan	Specialty Retail	SOFR + 5.50%	9.78%	10/21/2024	7/25/2028	30,298	30,051	30,056	11.2%	#(6),(8)
Total debt investments							595,436	590,023	589,396	219.3%

Non-controlled/Non-affiliated equity investments
Firebird Co-Invest L.P.	LP Interest	Commercial Services & Supplies			1/29/2025	N/A	4,750	4,790	4,790	1.8%	#(8)(10)
Total equity investment								4,790	4,790	1.8%
Total investments								$594,813	$594,186	221.1%

Money market funds (included in cash and cash equivalents and restricted cash)
Goldman Sachs Financial Square Government Institutional Fund				4.26%				$12,526	$12,526	4.6%
State Street Institutional Treasury Money Market Fund				4.29%				120,159	120,159	44.6%
Total money market funds								132,685	132,685	49.2%
Total investments and money market funds								$727,498	$726,871	270.3%
(1)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the Company's investments were non-controlled, non-affiliated.
(2)
All funded debt investments are income producing. As of March 31, 2025, there were no investments that were on a non-accrual basis.
(3)
Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of March 31, 2025, 100% (based on par) of debt securities contain floors which range between 0.75% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.32% as of March 31, 2025.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.29% as of March 31, 2025.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.19% as of March 31, 2025.
(4)
The total par amount is presented for debt investments while the number of shares or units (in thousands) owned is presented for equity investments.
(5)
Cost/amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 8.0% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)
All, or a portion, of the position is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded.
(9)
The headquarters of this portfolio company is located in the United Kingdom.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $4,790 or 1.8% of the Company’s net assets.

# Denotes that all or a portion of the investment collateralizes the Loan Facility (as defined in Note 6).

* Denotes that all or a portion of the investment collateralizes the Senior Secured Credit Agreement (as defined in Note 6).

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited) (Continued)

March 31, 2025

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of March 31, 2025, the total unfunded commitments were $203,196.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	$17,500
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	26,066
Accession Risk Management Group, Inc.	Revolving Loan	4,750
AMI Buyer, Inc.	Revolving Loan	5,282
Anaplan, Inc.	Revolving Loan	3,479
Chartis Group, LLC, The	Delayed Draw Term Loan	4,196
Chartis Group, LLC, The	Revolving Loan	2,098
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	6,107
Coding Solutions Acquisition, Inc.	Revolving Loan	477
Endor Purchaser, Inc.	Delayed Draw Term Loan	4,167
Endor Purchaser, Inc.	Revolving Loan	2,083
Firebird Acquisition Corp, Inc.	Revolving Loan	5,000
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	16,666
Firebird Co-Invest L.P.	Equity	250
Galway Borrower LLC	Revolving Loan	672
Galway Borrower LLC	Delayed Draw Term Loan	1,059
IG Investments Holdings, LLC	Revolving Loan	1,767
InhabitlQ, Inc.	Revolving Loan	2,990
InhabitlQ, Inc.	Delayed Draw Term Loan	4,784
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	22,363
Mountain Parent, Inc.	Revolving Loan	6,224
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
MRI Software LLC	Revolving Loan	1,886
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,962
SimonMed, Inc.	Delayed Draw Term Loan	9,846
SimonMed, Inc.	Revolving Loan	7,500
Spotless Brands, LLC	Delayed Draw Term Loan	18,092
Superman Holdings, LLC	Delayed Draw Term Loan	2,359
Superman Holdings, LLC	Revolving Loan	2,901
		$203,196
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of March 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

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

AGL Private Credit Income Fund

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares, per share data, percentages and as otherwise noted)

Note 1. Organization

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (Date of Inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act (the "1940 Act") on October 11, 2024. On October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and commenced operations (“Commencement of Operations”). The Company is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio. We intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the "Code") commencing with our taxable year ended December 31, 2024 and intend to qualify as a RIC annually thereafter.

On August 13, 2024, the Company formed two wholly-owned subsidiaries, PCIF Vigilant Funding LLC and PCIF Defender Funding LLC, both Delaware limited liability companies. PCIF Defender Funding LLC was formed but not operational as of March 31, 2025.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.”

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets,” and the significant segment expenses are listed on the accompanying consolidated statement of operations. The Company does not have any intra-segment sales and transfers of assets.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries, PCIF Vigilant Funding LLC and PCIF Defender Funding LLC. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and highly liquid investments, including money market funds, not held for resale with original maturities of three months or less at the date of purchase. Cash consists of deposits held at a custodian bank and, at times, may exceed insured limits under applicable law. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash and cash equivalents.

Restricted cash

Restricted cash includes amounts in reserve to fund draws on our credit borrowing facilities.

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

The determination of fair values involves subjective judgments and estimates. Pursuant to Rule 2a-5 of the 1940 Act, the Board of Trustees of the Company will provide continuing oversight over the Adviser’s valuations. The factors that the Adviser may consider when valuing debt and equity investments are discussed below.

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

PIK Income

The Company has investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the consolidated statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized income is generally reversed through interest income. To maintain the Company’s status as a RIC after the Company elects to be taxed as a corporation and a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

If a portfolio company's valuation indicates the value of its PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. During the three months ended March 31, 2025, the Company had $130 of PIK interest income.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the Company had no portfolio company investments on non-accrual status.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. During the three months ended March 31, 2025, there were no securities generating dividend income.

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

Distributions

The Company intends to declare and pay distributions on a quarterly basis. The Company has adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” in their Subscription Agreements. The Company will reinvest all the distributions declared by the Board on behalf of participants. As a result, if the Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP, will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions through March 31, 2025. The Company's tax returns since inception remain subject to examination by U.S. federal and most state tax authorities.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

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

Under the Investment Advisory Agreement, the Company will pay the Adviser (i) a Base Management Fee (as defined below) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Base Management Fee

The base management fee is calculated at an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters (the “Base Management Fee”). The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter will be prorated based on the number of days in the quarter.

For the three months ended March 31, 2025, the Base Management Fee incurred by the Company was $692.

Incentive Fee

The Company will also pay the Adviser an incentive fee (the “Incentive Fee”) consisting of two parts, which are described below:

Income Incentive Fee

The Incentive Fee on Income is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable to the Administrator under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any servicing fees and/or distribution fees paid to broker dealers). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s pre incentive fee net investment income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly. The Adviser is not obligated to return to the Company the Incentive Fee it receives on PIK interest that is later determined to be uncollectable in cash.

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

For the three months ended March 31, 2025, the Income Incentive Fee incurred by the Company was $768.

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

For the three months ended March 31, 2025 there was $30 accrual for the capital gain incentive fee under U.S. GAAP. The Adviser has agreed to partially waive capital gain incentive fees and as a result, $30 of capital gain incentive fees were waived for the three months ended March 31, 2025.

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

For the three months ended March 31, 2025, the Company incurred $920 for allocated shared services under the Administration Agreement which are reflected in payable to affiliates as of March 31, 2025.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser will pay, on a quarterly basis, Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.50% (on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement)), excluding, the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with US GAAP. For the three months ended March 31, 2025, the Adviser reimbursed all applicable operating expenses.

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

Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts will be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

No Reimbursement Payment for any quarter will be made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

For the three months ended March 31, 2025, the expense reimbursement recognized by the Company was $2,257.

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

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

		As of March 31, 2025			As of December 31, 2024
		Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	(1)	$590,023	$589,396	99.2%	$472,411	$473,126	100.0%
Equity		4,790	4,790	0.8%	—	—	—
Total		$594,813	$594,186	100.0%	$472,411	$473,126	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$59,192	$59,151	10.0%	$59,161	$59,161	12.5%
Automobile Components	24,760	24,750	4.2%	24,754	24,754	5.2%
Commercial Services & Supplies	33,012	33,012	5.6%	—	—	—
Health Care Providers & Services	72,650	72,696	12.1%	13,580	13,580	2.9%
Health Care Technology	99,194	98,945	16.6%	99,402	99,402	21.0%
Insurance	42,601	42,555	7.2%	32,194	32,194	6.8%
IT Services	18,566	18,566	3.1%	—	—	—
Machinery	19,618	19,601	3.3%	19,656	19,656	4.2%
Paper & Forest Products	—	—	—	22,810	23,525	5.0%
Professional Services	15,535	15,519	2.6%	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	44,123	44,093	7.4%	44,582	44,582	9.4%
Software	135,511	135,242	22.8%	114,464	114,464	24.2%
Specialty Retail	30,051	30,056	5.1%	26,243	26,243	5.5%
Total	$594,813	$594,186	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2025			As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$535,621	$535,035	90.0%	$413,250	$413,965	87.5%
United Kingdom	59,192	59,151	10.0%	59,161	59,161	12.5%
Total	$594,813	$594,186	100.0%	$472,411	$473,126	100.0%

Note 5. Fair Value Measurements

The following tables presents fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements: As of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$—	$589,396	$589,396
Equity	—	—	4,790	4,790
Money market funds	132,685	—	—	132,685
Total assets, at fair value:	$132,685	$—	$594,186	$726,871

	Fair Value Measurements: As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$23,525	$449,601	$473,126
Money market funds	134,722	—	—	134,722
Total assets, at fair value:	$134,722	$23,525	$449,601	$607,848

The following table presents the changes in investments measured at fair value using Level 3 inputs for the period from three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	First Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$449,601	$—	$449,601
Purchase of investments	141,791	4,790	146,581
Proceeds from sale of investments and principal repayments	(1,549)	—	(1,549)
Net accretion of discount and amortization of premium	180	—	180
Net change in unrealized appreciation (depreciation) on investments	(627)	—	(627)
Fair value, end of period	$589,396	$4,790	$594,186
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$(627)	$—	$(627)

There were no transfers into or out of Level 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2025.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$466,364	Income Approach	Discount Rate	8.61%	11.03%	9.44%
First lien debt	123,032	Recent Transaction	Transaction Price	99.00%	99.65%	99.22%
Equity	4,790	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total, at fair value:	$594,186
(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

	As of December 31, 2024
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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. With the exception of the line item titled “debt” which is reported at cost net of deferred financing costs, all assets and liabilities approximate fair value on the Consolidated Statement of Assets and Liabilities due to their short maturity.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s debt was categorized as Level 3 within the fair value hierarchy and deemed to be equal to carry value due to their redemptive provisions.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole stockholder and Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and the sole stockholder declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2025 and December 31, 2024, the Company's asset coverage for borrowed amounts was 159.1% and 156.4%, respectively.

Loan Facility: On October 18, 2024, PCIF Vigilant Funding LLC (“SPV”), a direct wholly-owned subsidiary of the Company, as borrower, and the Company, as equity holder and servicer, entered into a loan facility (the “Loan Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Societe Generale, as agent (the "Agent"), U.S. Bank, National Association, as collateral agent (“Collateral Agent”), collateral administrator, and document custodian. As of December 31, 2024, the Loan Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions, with a stated maturity date of October 18, 2029.

Loans under the Loan Facility initially bear interest at the applicable base rate plus 2.15% during the Revolving Period and thereafter, 2.50%, subject to a step-up of 2.00% following the occurrence of an Event of Default (as defined in the Loan agreement). The base rate under the Loan Agreement is (i) term CORRA plus 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) daily simple Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, and (viii) term SOFR with respect to advances denominated in United States Dollars.

From the date of execution of the Loan Facility until the nine-month anniversary thereof, no daily commitment fee will be incurred. During the remaining life of the Loan Facility, the Company will pay a non-use fee of 1.00% per annum, accruing on the portion of the undrawn commitment that is greater than 65.00% of the total commitment under the Loan Facility and 0.50% per annum, accruing on the portion of the undrawn commitment that is less than or equal to 65.00% of the total commitment under the Loan Facility.

The Loan Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $500,000, subject to the satisfaction of certain conditions to borrow. Proceeds from loans made under the Loan Facility may be used for SPV’s general corporate purposes, to fund collateral obligations acquired by SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Loan Agreement.

On February 26, 2025, the Company entered into Amendment No. 3 to the Loan Facility. The Amendment provided for, among other things, an increase in the aggregate commitments of the lenders under the Loan Facility from $300.0 million to $400.0 million and revised the margin applicable to borrowings under the facility during the Revolving Period from 2.15% to 2.05%, subject to a step-up of 2.00% following the occurrence of an Event of Default.

As of March 31, 2025 and December 31, 2024, the Company had outstanding debt of $265,950 and $208,550, respectively, under the Loan Facility.

For the three months ended March 31, 2025, the components of interest expense, annualized average stated interest rates and average outstanding balances for the Loan Facility were as follows:

Three months ended March 31, 2025
Stated interest expense	$4,026
Amortization of deferred financing costs	140
Total interest expense	$4,166
Annualized weighted average interest rate	6.5%
Average debt outstanding balance(1)	$247,596

(1)
Based on the weighted average debt outstanding for the period, from the three months ended March 31, 2025.

Capital Call Credit Agreement: On October 18, 2024, the Company entered into a revolving credit facility (the “Capital Call Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer (in such capacity, the “Administrative Agent”).

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

Borrowings under the Capital Call Credit Agreement are subject to compliance with a borrowing base test. Amounts drawn under the Capital Call Credit Agreement in (a) U.S. dollars will bear interest at a rate per annum equal to: (i) with respect to Daily Simple SOFR loans, Daily Simple SOFR plus 2.45%, (ii) with respect to Term SOFR loans, Term SOFR plus 2.45% and (iii) with respect to reference rate loans, reference rate plus 1.45%, (b) Euros will bear interest at a rate per annum equal to EURIBOR plus 2.45%, (c) Sterling will bear interest at a rate per annum equal to Daily Simple SONIA plus 0.0326% plus 2.45%, and (d) Canadian dollars will bear interest at a rate per annum equal to (i) with respect to Term CORRA loans with a 1-month interest period, Term CORRA plus 0.29547% plus 2.45% and (ii) with respect to Term CORRA loans with a 3-month interest period, Term CORRA plus 0.32138% plus 2.45%, in each case subject to a floor of 0.0%. However, at any time no single investor accounts for greater than 50% of the borrowing base, the applicable margin will be reduced to: (b)(i) with respect to any loan (other than a reference rate loan), 2.30% per annum and (ii) with respect to any reference rate loan, 1.30% per annum.

During the period commencing on the Effective Date and ending on the earlier of the Stated Maturity Date and the date of termination of the revolving commitments under the Capital Call Credit Agreement, the Company will pay a non-use fee of 30 basis points (0.30%) per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

As of March 31, 2025 and December 31, 2024, the Company had outstanding debt of $96,850 and $120,646, respectively, under the Capital Call Credit Agreement.

For the three months ended March 31, 2025, the components of interest expense, facility fees, annualized average stated interest rates and average outstanding balances for the Capital Call Credit Agreement were as follows:

Three months ended March 31, 2025
Stated interest expense	$256
Facility fees	176
Amortization of deferred financing costs	466
Total interest expense	$898
Annualized weighted average interest rate	6.8%
Average debt outstanding balance(1)	$14,989

(1)
Based on the weighted average debt outstanding for the three months ended March 31, 2025.

Senior Secured Credit Agreement: On December 20, 2024, the Company entered into a Senior Secured Credit Agreement (the “Senior Secured Credit Agreement”), with the lenders party thereto, Natixis, New York Branch, as agent, and U.S. Bank Trust Company, National Association, as custodian. The Senior Secured Credit Agreement will mature on December 20, 2029, unless terminated earlier in accordance with the Senior Secured Credit Agreement. As of March 31, 2025 and December 31, 2024, the Senior Secured Credit Agreement allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.

As of March 31, 2025, loans under the Senior Secured Credit Agreement bore interest at (i) for Alternate Base Rate Loans, the greatest of (a) Prime, (b) NYFRB Rate plus 0.50%, and (c) Term SOFR plus 1.00% (however, in no case less than 1.00%), each adjusted by a further 0.90% credit spread, (ii) for Risk Free Rate Loans, the greater of (a) SONIA plus 0.1193% and (b) 0.00%, each adjusted by a further 1.90% credit spread, (iii) for Term Benchmark Loans denominated in Euros, the EURIBOR Screen Rate multiplied by the Statutory Reserve Rate, plus 1.90%, (iv) for Term Benchmark Loans denominated in United States dollars, Term SOFR, plus 1.90%, and (v) for Term Benchmark Loans denominated in Canadian dollars, Term CORRA, plus 1.90%. The Company will pay a non-use fee of 0.375% per annum, accruing on the portion of the undrawn commitment accruing on the portion of the undrawn commitment of the total commitment under the Senior Secured Credit Agreement.

The Senior Secured Credit Agreement is secured by all of the assets held by the Company. The Senior Secured Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for credit facilities of this nature.

As of March 31, 2025 and December 31, 2024, the Company had outstanding debt of $93,200 and $62,000, respectively, under the Senior Secured Credit Agreement.

For the three months ended March 31, 2025, the components of interest expense, annualized average stated interest rates and average outstanding balances for the Senior Secured Credit Agreement were as follows:

Three months ended March 31, 2025
Stated interest expense	$1,280
Facility fees	205
Amortization of deferred financing costs	150
Total interest expense	$1,635
Annualized weighted average interest rate	6.3%
Average debt outstanding balance(1)	$80,837

(1)
Based on the weighted average debt outstanding for the three months ended March 31, 2025.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$391,197	1,564.4	$-	N/A
March 31, 2025	$456,000	1,590.6	$-	N/A
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

Note 7. Commitments and Contingencies

The Company has various commitments to fund first lien senior secured revolving and delayed draw loans. As of March 31, 2025, the total unfunded commitments were $203,196.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	$17,500
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	26,066
Accession Risk Management Group, Inc.	Revolving Loan	4,750
AMI Buyer, Inc.	Revolving Loan	5,282
Anaplan, Inc.	Revolving Loan	3,479
Chartis Group, LLC, The	Delayed Draw Term Loan	4,196
Chartis Group, LLC, The	Revolving Loan	2,098
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	6,107
Coding Solutions Acquisition, Inc.	Revolving Loan	477
Endor Purchaser, Inc.	Delayed Draw Term Loan	4,167
Endor Purchaser, Inc.	Revolving Loan	2,083
Firebird Acquisition Corp, Inc.	Revolving Loan	5,000
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	16,666
Firebird Co-Invest L.P.	Equity	250
Galway Borrower LLC	Revolving Loan	672
Galway Borrower LLC	Delayed Draw Term Loan	1,059
IG Investments Holdings, LLC	Revolving Loan	1,767
InhabitlQ, Inc.	Revolving Loan	2,990
InhabitlQ, Inc.	Delayed Draw Term Loan	4,784
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	22,363
Mountain Parent, Inc.	Revolving Loan	6,224
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
MRI Software LLC	Revolving Loan	1,886
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,962
SimonMed, Inc.	Delayed Draw Term Loan	9,846
SimonMed, Inc.	Revolving Loan	7,500
Spotless Brands, LLC	Delayed Draw Term Loan	18,092
Superman Holdings, LLC	Delayed Draw Term Loan	2,359
Superman Holdings, LLC	Revolving Loan	2,901
		$203,196

(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of March 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

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

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2025, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of March 31, 2025 and December 31, 2024, the Company's total net assets were $269,468 and $220,782, respectively, as detailed in the table below.

	Common Shares
	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	8,758,495	$9		$219,975	$798	$220,782
Net increase in net assets resulting from operations:
Net investment income	—	—		—	5,373	5,373
Net realized gain on investment transactions	—	—		—	957	957
Net change in unrealized appreciation	—	—		—	(1,342)	(1,342)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	159	0	(1)	4	—	4
Distributions declared	—	—		—	(6,306)	(6,306)
Capital share transactions:
Issuance of common shares	1,991,239	2		49,998	—	50,000
Balance at March 31, 2025	10,749,892	$11		$269,977	$(520)	$269,468
(1)
Amounts round to less than $1.

The Company is seeking to raise equity capital through private placements on a continuous basis.

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

The Company is authorized to issue an unlimited number of Common Shares. As of March 31, 2025 and December 31, 2024, the Company had issued 10,749,892 shares and 8,758,495 shares, respectively, and all are outstanding. As of March 31, 2025 and December 31, 2024, the Company had executed subscription agreements with investors for $1,068,560 and $1,003,560, respectively, of capital commitments.

Activity	Share Issuance Date	Common Shares Issued	NAV ($) per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
		1,991,397		$50,004

As of March 31, 2025 and December 31, 2024, the Company’s net assets were $269,468 and $220,782, respectively, and the net asset value per share was $25.07 and $25.21, respectively.

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

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of March 31, 2025, the Company has not commenced the Share Repurchase Program.

Distribution Reinvestment Plan

The Company has a voluntary distribution reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board unless a shareholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the shareholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common shares, rather than receiving the cash distribution. Shareholders who receive distributions in the form of shares of common shares will generally be subject to the same federal, state and local tax consequences as if they received cash distributions. A shareholder’s basis for determining gain or loss upon the sale of shares received in a distribution will be equal to the amount treated as a distribution for U.S. federal income tax purposes, which will generally be equal to the cash that the shareholder would have received in the applicable distribution. Any shares received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the shareholder's account.

Three Months Ended March 31, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
March 12, 2025	March 12, 2025	April 30, 2025	$0.72

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

The Company may distribute taxable dividends that are payable in cash or shares of its beneficial interest at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance with respect to publicly offered RICs indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of the Company’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Company’s stock.

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Increase in net assets resulting from operations	$4,988
Adjustments:
Net unrealized (appreciation)/depreciation on investments	1,342
Other book/tax differences	2
Taxable income	$6,332
Taxable income per weighted average shares	$0.71

As of March 31, 2025, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

As of March 31, 2025
Book cost	$594,813
Items affecting tax cost	—
Tax cost	594,813
Gross unrealized appreciation	58
Gross unrealized depreciation	(685)
Net unrealized investment appreciation/(depreciation)	$(627)

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Three Months Ended March 31, 2025
Net asset value at beginning of period	$25.21
Net investment income per share(2)	0.61
Net realized/unrealized gain (loss) per share(3)	(0.03)
Distributions declared	(0.72)
Net asset value at end of period	$25.07
Common Shares outstanding, end of period	10,749,892
Weighted average Common Shares outstanding	8,869,231
Ratio/Supplemental Data:
Net assets at end of period	$269,468
Ratio of net investment income - after tax to average net assets	9.7%
Annualized ratio of net expenses before expense support to average net assets(4)	18.4%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	14.3%
Total return based on net asset value per share (not annualized)	2.3%
Portfolio turnover rate	4.5%
Asset coverage ratio(6)	159.1%
Capital Commitments Data:
Capital commitments	$1,068,560
Funded capital commitments	$270,010
% of capital commitments funded	25.3%

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
(4)
Expenses, exclude initial organization and offering costs and include incentive fees, are annualized. For purposes of the expense ratios, weighted average net assets are adjusted for capital transactions. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables.
(5)
Includes expense support reimbursement.
(6)
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$4,988
Basic and diluted weighted average shares outstanding	8,869,231
Basic and diluted earnings per share	$0.56
Basic and diluted net investment income per share	$0.61

Note 12. Subsequent Events

On April 30, 2025, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.72 per share. The distribution was declared on March 12, 2025, to shareholders of record on March 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Forward-Looking Statements” set forth on page 4 of this Quarterly Report on Form 10-Q. Amounts and percentages presented herein may have been rounded for presentation and all dollar amounts, excluding share, per share amounts and as otherwise noted, are presented in thousands unless otherwise noted.

Overview

AGL Private Credit Income Fund, which was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024, was converted to a Delaware statutory trust on September 12, 2024. On October 11, 2024, the Company elected to be regulated as a BDC. The Board approved the Company’s purchase of the assets that were subject to the Launch Transactions, which approval included a waiver by the Company of any conditions precedent to such purchase. As a result, on October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and commenced operations (“Commencement of Operations”). We intend to be a perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company is an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Company on a continuous basis at a price generally equal to the Company’s NAV per Common Share. Subject to the approval of the Board, the Company may convert into a non-traded or continuously offered BDC and upon such conversion would apply for exemptive relief to introduce multiple share classes and could, in its discretion, market to retail investors.

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

Investments

We focus our investing primarily on senior secured first lien loans of private U.S. companies. Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the expected return on new investments, the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

Revenues

We expect to generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Prior to our Commencement of Operations on October 21, 2024, our Adviser or its affiliates bore all organization and offering expenses in connection with the formation of us and the initial closing of the private offering. Since we commenced operations, we have agreed to reimburse the Adviser or its affiliates for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $5,000 in connection with our formation and the initial closing of the private offering. The Adviser has agreed to bear all such organization and offering expenses that were incurred prior to our Commencement of Operations in excess of $5,000.

Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of AGL, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company. We bear all other costs and expenses of the Company’s operations and transactions, including those listed in the Registration Statement. Following the Commencement of Operations, we are responsible for all organization and offering expenses. Organization and offering costs incurred prior to the Commencement of Operations totaled $4.2 million.

Upon Commencement of Operations, organization expenses incurred $2,727, and our initial offering costs (other than the organization expenses) are being amortized over a twelve-month period beginning with the Commencement of Operations.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of these expenses are ultimately borne by our shareholders.

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, under which the Adviser has contractually agreed to pay, on a quarterly basis, certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 1.50% (on an annualized basis) of the Company’s net asset value as described in “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Agreements and Related Party Transactions.” For the three months ended March 31, 2025, the Adviser reimbursed all applicable operating expenses.

Our primary operating expenses include the payment of the Base Management Fee and the incentive fee (the “Incentive Fee”) (each of which is described below) to our Adviser, legal and professional fees, interest, fees and other expenses of financings and other operating and overhead related expenses. The Base Management Fee and Incentive Fee compensate our Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including:

(i)
the Company’s initial organizational costs and operating costs incurred prior to the filing of its election to be regulated as a BDC;
(ii)
the costs associated with any offerings of the Company’s securities;
(iii)
out-of-pocket expenses, including travel, lodging and meal expenses incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including any investments that are not ultimately made (including, without limitation, any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments) and monitoring actual portfolio companies and, if necessary, enforcing the Company’s rights;
(iv)
certain costs and expenses relating to distributions paid by the Company;

(v)
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
(vi)
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
(vii)
the allocated costs incurred by the Adviser or the Administrator in providing managerial assistance to those portfolio companies that request it;
(viii)
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
(ix)
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments and dues and expenses incurred in connection with membership in industry or trade organizations;
(x)
fees and expenses payable under any dealer manager agreements;
(xi)
escrow agent, distribution agent, transfer agent and custodial fees and expenses;
(xii)
costs of derivatives and hedging;
(xiii)
commissions and other compensation payable to brokers or dealers;
(xiv)
federal, state and local registration fees;
(xv)
any fees payable to rating agencies;
(xvi)
the cost of effecting any sales and repurchases of the Company’s Common Shares and other securities, including servicing fees;
(xvii)
U.S. federal, state and local taxes;
(xviii)
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;
(xix)
Independent Trustees’ fees and expenses;
(xx)
costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with the 1940 Act, the Sarbanes-Oxley Act of 2002, as amended, and applicable federal and state securities laws, and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including the compensation of professionals responsible for the preparation or review of the foregoing;
(xxi)
the costs of any reports, proxy statements or other notices to the Company’s shareholders (including printing and mailing costs), the costs of any shareholders’ meetings and the costs and expenses of preparations for the foregoing and related matters;
(xxii)
the costs of specialty and custom software expense for monitoring risk, compliance and overall investments;
(xxiii)
fees and expenses associated with marketing efforts;
(xxiv)
the Company’s fidelity bond;
(xxv)
any necessary insurance premiums;
(xxvi)
extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company);
(xxvii)
direct fees and expenses associated with independent audits, agency, consulting and legal costs;
(xxviii)
costs of winding up; and
(xxix)
all other expenses incurred by either the Administrator or the Company in connection with administering the Company’s business, including payments under the Administration Agreement based upon the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services under the Administration Agreement, including the fees and expenses associated with performing compliance functions.

In addition, we bear the fees and expenses related to the preparation and maintaining of any necessary registrations with regulators in order to market the Common Shares of the Company in certain jurisdictions and fees and expenses associated with preparation and maintenance of any key information document or similar document required by law or regulation.

From time to time, our Adviser, our Administrator, or their affiliates may pay third-party providers of goods or services. We have agreed to reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Administration Agreement

We entered into the Administration Agreement with AGL US DL Administrator LLC, a Delaware limited liability company (the “Administrator”). Under the Administration Agreement, the Administrator provides us with certain administrative services necessary for us to conduct its business. We have agreed to reimburse the Administrator for all reasonable costs and expenses and our allocable portion of compensation of certain non-advisory personnel of the Administrator and the Administrator’s related overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing non-advisory services, facilities and personnel and performing its administrative obligations, as provided by the Administration Agreement. In addition, subject to the approval of the Board, the Administrator may delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or reimburse such expenses if paid by the Administrator on our behalf.

For the three months ended March 31, 2025, we incurred $920 for allocated shared services under the Administration Agreement which are reflected as of March 31, 2025 and December 31, 2024, included in accounts payable and accrued expenses are $1,749 and $829, respectively, for accrued allocated shared services under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser will pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s Base Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with US GAAP.

The Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). In making a Voluntary Expense Payment, the Adviser will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses). However, no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company.

Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts may be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any fiscal quarter equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter that have not been previously reimbursed by the Company to the Adviser. However, the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular fiscal quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any quarter will be made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement

Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

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

Portfolio and Investment Activity

As of March 31, 2025, our portfolio had a fair value of approximately $594,186. The following table summarizes our portfolio and investment activity during the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Total investments, beginning of period	$473,126
New investments purchased	146,581
Proceeds from sale of investments and principal repayments	(25,328)
Net accretion of discount on investments	192
Net realized gain (loss) on investment transactions	957
Net unrealized appreciation (depreciation) from investments	(1,342)
Total investments, end of period	$594,186
Number of Portfolio companies at beginning of period	17
Number of new portfolio companies	4
Number of realized portfolio companies	1
Number of Portfolio companies at end of period	20

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

Fair Value Measurements

We apply Fair Value Measurements (“ASC 820”), which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

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

The majority of our investments are expected to fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which will be in its portfolio, and we will value such investments at fair value as determined in good faith by the Valuation Designee under the direction of the Board of Trustees using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the Portfolio Company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event to corroborate or revise its valuation.

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
(2)
From time-to-time we engage a third-party valuation agent to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The third-party valuation agent independently values such investments using quantitative and qualitative information provided by the investment professionals of our Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The third-party valuation agent also provides analyses to support their valuation methodology and calculations. The third-party valuation agent provides an opinion on a final range of values on such investments to the Valuation Designee. The third-party valuation agent defines fair value in accordance with ASC 820 and utilize valuation techniques including the market approach, the income approach or both;
(3)
The third-party valuation agent’s preliminary valuations are reviewed by our Adviser, in its capacity as the Valuation Designee. The third-party valuation agent’s ranges are compared to our Adviser’s valuations to ensure our Adviser’s valuations are reasonable;
(4)
The Valuation Designee determines the valuations of our investments in good faith within the meaning of the 1940 Act, based on the input of the third-party valuation agent, and provides the valuation determinations to the Audit Committee of the Board of Trustees;
(5)
The Audit Committee of our Board of Trustees reviews valuation information provided by the Valuation Designee and the third-party valuation agent. The Audit Committee then discusses such valuation determinations; and
(6)
Our Board of Trustees discusses the valuation determinations of the Valuation Designee, based on the input of the third-party valuation agent and determines whether such fair values have been arrived at in conformation with our valuation policy and procedure.

We do not intend to issue Common Shares at a purchase price below the then-current NAV per share, except as permitted by Section 23 under the 1940 Act.

In connection with issuances of Common Shares on dates occurring mid-quarter, our NAV is determined by our Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Trustees and in accordance with procedures adopted by our Board of Trustees.

Investments

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024 were as follows:

	As of March 31, 2025			As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$59,192	$59,151	10.0%	$59,161	$59,161	12.5%
Automobile Components	24,760	24,750	4.2%	24,754	24,754	5.2%
Commercial Services & Supplies	33,012	33,012	5.6%	—	—	—
Health Care Providers & Services	72,650	72,696	12.1%	13,580	13,580	2.9%
Health Care Technology	99,194	98,945	16.6%	99,402	99,402	21.0%
Insurance	42,601	42,555	7.2%	32,194	32,194	6.8%
IT Services	18,566	18,566	3.1%	—	—	—
Machinery	19,618	19,601	3.3%	19,656	19,656	4.2%
Paper & Forest Products	—	—	—	22,810	23,525	5.0%
Professional Services	15,535	15,519	2.6%	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	44,123	44,093	7.4%	44,582	44,582	9.4%
Software	135,511	135,242	22.8%	114,464	114,464	24.2%
Specialty Retail	30,051	30,056	5.1%	26,243	26,243	5.5%
Total	$594,813	$594,186	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2025			As of December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$535,621	$535,035	90.0%	$413,250	$413,965	87.5%
United Kingdom	59,192	59,151	10.0%	59,161	59,161	12.5%
Total	$594,813	$594,186	100.0%	$472,411	$473,126	100.0%

Results of Operations

Operating results for the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Total investment income	$13,533
Net expenses	8,160
Net investment income	5,373
Net realized gain (loss) on investment transactions	957
Net change in unrealized appreciation (depreciation)	(1,342)
Net increase in net assets resulting from operations	$4,988

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, and changes in unrealized appreciation on the investment portfolio. The Company completed its acquisition of initial loans and commitments and commenced operations on October 21, 2024.

Investment Income

Investment income for the three months ended March 31, 2025, was as follows:

Three Months Ended March 31, 2025
Interest Income	$13,533
Total investment income	$13,533

For the three months ended March 31, 2025, total investment income was $13,533, driven primarily by our deployment of capital. The size of our investment portfolio at fair value was $594,186 at March 31, 2025. At March 31, 2025, the weighted average contractual interest rate on our debt investments was approximately 9.3%.

Expenses

Expenses for the three months ended March 31, 2025, were as follows:

Three Months Ended March 31, 2025
Interest and other financing expenses	$6,699
Base management fees	692
Income incentive fees	768
Capital gain incentive fees	30
Offering costs	235
Administrative service fees	920
Professional fees	134
Board of trustee fees	115
Other general expenses	854
Total expenses before fee waiver and expense reimbursement	10,447
Capital gains incentive fees waived	(30)
Expense reimbursement	(2,257)
Net expenses	$8,160

For the three months ended March 31, 2025, net expenses were $8,160, primarily attributable to interest and other financing expenses and the recognition of initial organization costs, partially offset by expense reimbursement from our Adviser.

Interest and other financing expenses

Total interest expense (including unused fees, amortization of deferred financing costs and accretion of net discounts on unsecured debt) of $6,699 for the three months ended March 31, 2025 was driven by $343,422 of weighted average debt outstanding under our borrowing facilities.

Base Management Fees

The Base Management Fee is calculated at an annual rate of 1.25% of the average value of our net assets at the end of the two most recently completed calendar quarters. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter will be prorated based on the number of days in the quarter.

For the three months ended March 31, 2025, Base Management Fees were $692.

Income Incentive Fees

The Incentive Fee on Income is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the Base Management Fee, expenses payable to the Administrator under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee and any servicing fees and/or distribution fees paid to broker dealers). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing our pre incentive fee net investment income, the calculation methodology will look through total return swaps as if we owned the referenced assets directly. The Adviser is not obligated to return to us the Incentive Fee it receives on PIK interest that is later determined to be uncollectable in cash.

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

For the three months ended March 31, 2025, the Income Incentive Fee incurred by the Company was $768.

Incentive Fee on Capital Gains

We will pay the Adviser an Incentive Fee on Capital Gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.50% of our realized capital gains, if any, on a cumulative basis from the date of its election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains.

The Capital Gain Incentive Fee is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the three months ended March 31, 2025, Capital Gain Incentive fees were $30. The Adviser has agreed to partially waive certain capital gain incentive fees, which resulted in a waiver of $30 for the three months ended March 31, 2025.

Organization and Offering costs

Organization costs include expenses incurred in our initial formation. There were no organization costs during the three months ended March 31, 2025. Offering costs of $235 were expensed during the three months ended March 31, 2025.

Expense support

For the three months ended March 31, 2025, we recognized $2,257 in expense support from the Adviser pursuant to the Expense Support Agreement. Such expenses may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

Net Realized/Unrealized Appreciation (Depreciation)

Net realized/unrealized appreciation (depreciation) for the three months ended March 31, 2025 was comprised of the following:

Three Months Ended March 31, 2025
Net realized gain (loss) on investment transactions	$957
Net unrealized appreciation (depreciation) on investments	(1,342)
Total net realized/unrealized appreciation (depreciation)	$(385)

For the three months ended March 31, 2025, realized gains recognized of $957 of on the sale of one debt investment.

For the three months ended March 31, 2025, we recognized gross unrealized depreciation on investments of $1,392, with gross unrealized appreciation on investments of $50, resulting in net change in unrealized depreciation of $1,342 on investments.

Liquidity and Capital Resources

Our liquidity and capital resources are generated and generally available through our continuous offering of Common Shares, our Borrowings (as defined in Note 6 to the consolidated financial statements), as well as from cash flows from operations, investment sales and receipt of investment principal and interest payments. Although the maximum aggregate capacity on all of our facilities was $950,000, with total borrowings outstanding of $456,000 as of March 31, 2025, future borrowings under these agreements are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. We may enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations and unsecured debt. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if, immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%.

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

Debt

As of March 31, 2025 and December 31, 2024, we had an aggregate principal amount of $456,000 and $391,196, respectively, of debt outstanding under all of our borrowing facilities. A summary of our contractual payment obligations as of March 31, 2025 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
Capital call agreement	$96,850	$96,850	$—	$—	$—
Loan facility	265,950	—	—	—	265,950
Senior secured credit agreement	93,200	—	—	—	93,200
Total borrowings	$456,000	$96,850	$—	$—	$359,150

See Note 6 to the consolidated financial statements for information on our debt.

Net Assets

See Note 8 to the consolidated financial statements for information on the Company's Net Assets.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash are for (i) investments in accordance with the Company’s investment objective and strategy; (ii) general corporate purposes; and (iii) payment of operating expenses, including management and administrative services fees and other expenses such as due diligence expenses relating to potential new investments.

From time to time, we enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity Activity

On May 29, 2024, AGL contributed $10 ($25 per share) of capital to us in exchange for 400 shares of our Common Shares. As of March 31, 2025 and December 31, 2024, we had aggregate capital commitments with third-party investors of $1,068,550 and $1,003,550, respectively.

The following table summarizes equity activity for the three months ended March 31, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV ($) per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
		1,991,397		$50,004

As of March 31, 2025 and December 31, 2024, our net assets were $269,468 and $220,872, respectively, and the net asset value per share was $25.07 and $25.21, respectively.

Share Repurchase Program

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed – and are not expected in the future to be listed – on a stock exchange or other securities market. In addition, our strategy does not contemplate the future winding up or liquidation of the Company. As such, we use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Common Shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds.

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

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, we intend to commence the Share Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

Under the Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly share repurchases using a purchase price equal to the NAV per share as of the Valuation Date. Shareholders should keep in mind that if they tender Common Shares in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, we may repurchase such Common Shares subject to the Early Repurchase Deduction. The Early Repurchase Deduction will be retained by us for the benefit of remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed above in “Share Repurchase Program.”

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for Share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund Distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Shares is in the best interests of us as a whole, then we may choose to offer to repurchase fewer Common Shares than described above, or none at all.

Following the fourth (4th) anniversary of the Initial Closing, if for a period of eight consecutive quarters we do not conduct Common Shares repurchases pursuant to the Share Repurchase Program in which we satisfy the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, we will commence a Reinvestment Pause Period during which we will not reinvest loan repayment proceeds and we will cause excess capital in the Company to be returned to investors quarterly on a pro rata basis. Such Reinvestment Pause Period will continue until we have satisfied the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, in a subsequent quarter, after which we will return to reinvesting loan repayment proceeds and the retention of excess capital.

If we undergo a listing or merge into a listed company, in accordance with the terms of the Subscription Agreement pertaining to the private placement, investors will be required to agree to certain lockup and manner-of-sale restrictions with respect to their Common Shares. In particular, shareholders would be restricted from transferring any Common Shares for 180 days. The lock-up would apply to all Common Shares acquired prior to such listing or merger but would not apply to any shares acquired after and pursuant to the DRIP. If the Company undergoes a listing, no failure to repurchase Common Shares pursuant to the Share Repurchase Program will trigger a Reinvestment Pause Period.

Distributions

Our Board intends to declare and pay distributions on a quarterly basis.

Distribution Reinvestment Plan

We have adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” in their Subscription Agreements. The details of the DRIP are discussed under “Item 1. Financial Statements—Notes to Financial Statements—Note 8. Net Assets.”

Investment Advisory Agreement

We are externally managed by the Adviser pursuant to an Investment Advisory Agreement between us and the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for our overall management and affairs and has full discretion to invest our assets in a manner consistent with our investment objectives.

Under the Investment Advisory Agreement, we pay the Adviser (i) a Base Management Fee and (ii) an Incentive Fee as compensation for the investment advisory and management services the Adviser provides to us. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.25% of the average value of our net assets at the end of the two most recently completed calendar quarters. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter. Base Management Fees for any partial quarter are prorated based on the number of days in the quarter.

Incentive Fee

We will pay the Adviser an Incentive Fee consisting of two parts. The details of the Incentive Fee are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Incentive Fee on Income” and “—Incentive Fee on Capital Gains.”

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement, Administration Agreement, Expense Support Agreement and Resource Sharing Agreement.

In addition to these agreements, we and the Adviser have been granted an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, affiliates of the Abu Dhabi Investment Authority (“ADIA”) have investments in us and the Adviser. As such, ADIA has an indirect interest in a portion of the fees paid by us to the Adviser.

Recent Developments

On April 30, 2025, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.72 per share. The distribution was declared on March 12, 2025, to shareholders of record on March 12, 2025.

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

We may establish one or more additional credit facilities or enter into other financing arrangements from time to time to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financing or liabilities.

Commitments

We have commitments to fund various first lien senior secured revolving and delayed draw loans. See Note 7 to the consolidated financial statements for information on Commitments and Contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value based on the input of our management and audit committee and the independent valuation firm that has been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation. The Board of Trustees has designated the Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role, the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board of Trustees. Even though the Company’s Board of Trustees designated the Company’s Adviser as “Valuation Designee,” the Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized appreciation or depreciation reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and “—Fair Value Measurements” as well as Notes 2 and 5 to our consolidated financial statements for more information relating to our investment valuation.

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

As of March 31, 2025, 100% of our debt portfolio investments bore interest at variable rates, which are SOFR-based and typically have durations of one to six months after which they reset to current market interest rates, substantially all of these interest rates are subject to certain floors. Our borrowing facilities bear interest at a Term SOFR or a Base Rate, in each case plus an applicable margin for borrowings that reference Term SOFR.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$11,909	$9,120	$2,789
Up 100 basis points	$5,954	$4,560	$1,394
Up 50 basis points	$2,977	$2,280	$697
Down 50 basis points	$(2,977)	$(2,280)	$(697)
Down 100 basis points	$(5,954)	$(4,560)	$(1,394)
Down 200 basis points	$(11,909)	$(9,120)	$(2,789)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Index

Exhibit Number	Description
10.1

Amendment No. 3 to the Loan and Servicing Agreement dated February 26, 2025 by and among PCIF Vigilant Funding LLC, as borrower, AGL Private Credit Income Fund, as equity holder and servicer, the lenders from time to time party thereto, and Société Générale, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on February 28, 2025).

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL Private Credit Income Fund

Date: May 9, 2025	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: May 9, 2025	By:	/s/ Edward Gilpin
Name: Edward Gilpin
Title: Chief Financial Officer