Form 10-Q
period 2025-06-30
AGL Private Credit Income Fund
filed 2025-08-05
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2025, the registrant had 14,749,149 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART II

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53
Item 6.	Exhibits	54

SIGNATURES	55

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including those caused by proposed tariffs, changes in inflation and risk of recession;
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

AGL Private Credit Income Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost/amortized cost of $837,472 and $472,411, respectively)	$837,671	$473,126
Cash and cash equivalents	46,784	131,621
Restricted cash	10,301	4,920
Interest receivable	6,386	2,699
Deferred offering costs	292	765
Receivable from Adviser	10,802	6,245
Other assets	527	366
Total Assets	$912,763	$619,742
Liabilities
Debt (net of deferred financing costs of $7,616 and $6,592, respectively)	$516,983	$384,604
Interest payable	4,490	3,604
Base management fees payable	894	263
Income incentive fees payable	1,086	365
Capital gain incentive fees payable	25	—
Distributions payable	7,418	2,501
Payable to Adviser	8,722	6,794
Payable to Affiliates	2,679	829
Total Liabilities	542,297	398,960
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value, unlimited shares authorized, 14,748,698 and 8,758,495 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	15	9
Additional paid-in capital	369,983	219,975
Accumulated distributable earnings	468	798
Total Net Assets	370,466	220,782
Total Liabilities and Net Assets	$912,763	$619,742
Net asset value per share	$25.12	$25.21

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024(1)	2025	2024(1)
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$17,149	$—	$30,552	$—
Payment-in-kind interest income	198	—	328	—
Fee income	500	—	500	—
Total investment income	17,847	—	31,380	—
Expenses:
Interest and other financing expenses	8,048	—	14,747	—
Base management fees	894	—	1,586	—
Income incentive fees	1,086	—	1,854	—
Capital gain incentive fees	25	—	55	—
Organizational costs	—	172	—	2,649
Offering costs	238	—	473	—
Administrative service fees	930	—	1,850	—
Professional fees	577	301	711	425
Board of trustee fees	124	51	239	51
Other general expenses	645	238	1,499	414
Total expenses	12,567	762	23,014	3,539
Capital gain incentive fee waived	—	—	(30)	—
Expense reimbursement	(2,300)	(762)	(4,557)	(3,539)
Net expenses	10,267	—	18,427	—
Net investment income (loss)	7,580	—	12,953	—
Net gain (loss) on investment transactions
Net realized gain (loss) on investment transactions	—	—	957	—
Net change in unrealized appreciation (depreciation) from investments	826	—	(516)	—
Net gain (loss) on investment transactions	826	—	441	—
Net increase (decrease) in net assets resulting from operations	$8,406	$—	$13,394	$—
Per Common Share Data
Basic and diluted earnings per common share	$0.74	N/A	$1.32	N/A
Basic and diluted net investment income per common share	$0.67	N/A	$1.28	N/A
Basic and diluted weighted average common shares outstanding	11,365,306	400	10,124,164	400

(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024(1)	2025	2024(1)
Net increase in net assets resulting from operations
Net investment income	$7,580	$—	$12,953	$—
Net realized gain (loss) on investment transactions	—	—	957	—
Net change unrealized appreciation (depreciation)	826	—	(516)	—
Net increase in net assets resulting from operations	8,406	—	13,394	—

Distributions to shareholders
Stock issued in connection with dividend reinvestment plan	10	—	14	—
Distributions declared	(7,418)	—	(13,724)	—
Net decrease in net assets resulting from distributions to shareholders	(7,408)	—	(13,710)	—

Capital share transactions
Issuance of common shares	100,000	10	150,000	10
Net increase in net assets resulting from capital share transactions	100,000	10	150,000	10
Total increase in net assets during the period	100,998	10	149,684	10
Net assets at beginning of period	269,468	—	220,782	—
Net assets at end of period	$370,466	$10	$370,466	$10
Net asset value per share	$25.12	$25.00	$25.12	$25.00
Common shares outstanding	14,748,698	400	14,748,698	400

(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Cash Flows (unaudited)

(In thousands, except share and per share amounts)

	Six months ended June 30,
	2025	2024(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,394	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss) on investment transactions	(957)	—
Net change in unrealized appreciation (depreciation) from investments	516	—
Net accretion of discount and amortization of premium	(532)	—
Amortization of deferred financing costs	1,580	—
Amortization of offering costs	473	—
Payments for purchase of investments	(395,450)	—
Proceeds from sale of investments and principal repayments	32,071	—
Payment-in-kind interest capitalized	(193)	—
Changes in operating assets and liabilities:
Interest receivable	(3,687)	—
Receivable from Adviser	(4,557)	(3,539)
Other Assets	(161)	(843)
Interest payable	886	—
Base management fees payable	631	—
Income incentive fees payable	721	—
Capital gain incentive fees payable	25	—
Payable to Adviser	1,928	2,741
Payable to Affiliates	1,850	1,641
Net cash provided by (used for) operating activities	(351,462)	—
Cash flows from financing activities:
Debt borrowings	841,100	—
Debt repayments	(707,696)	—
Capitalized debt issuance costs paid	(2,605)	—
Proceeds from issuance of common shares	150,000	10
Distributions paid	(8,793)	—
Net cash provided by (used in) financing activities	272,006	10
Cash, cash equivalents and restricted cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(79,456)	10
Cash, cash equivalents and restricted cash, beginning of period	136,541	—
Cash, cash equivalents and restricted cash, end of period	$57,085	$10
Supplemental disclosures of non-cash information
Cash paid for interest	$11,702	$—
Accrued but unpaid debt financing costs	$—	$843
Stock issued in connection with dividend reinvestment plan	$14	$—

(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$46,784	$131,621
Restricted cash	10,301	4,920
Cash, cash equivalents and restricted cash	$57,085	$136,541

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited)

June 30, 2025

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	12/2/2024	12/3/2031	$—	$(75)	$(110)	0.0%	#(6)(7)(8)(9)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	9.57%	12/2/2024	12/3/2031	60,289	59,299	59,233	16.0%	*#^3a(6)(7)(9)
						60,289	59,224	59,123	16.0%

Automobile Components						`
First Brands Group, LLC	First Lien Term Loan	SOFR + 5.00%	9.58%	6/16/2025	3/30/2027	40,000	36,474	36,474	9.8%	*#3b(6)
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.50%	9.76%	11/1/2024	11/3/2031	25,000	24,767	24,750	6.7%	#^3b(6)
						65,000	61,241	61,224	16.5%

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	6/13/2025	6/14/2032	—	(17)	(17)	0.0%	#(6)(8)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	6/13/2025	6/14/2032	—	(9)	(9)	0.0%	#(6)(8)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.82%	6/13/2025	6/14/2032	17,904	17,815	17,815	4.8%	*3b(6)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.81%	1/31/2025	2/2/2032	979	961	870	0.3%	#3b(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	1/31/2025	2/2/2032	—	(16)	(37)	0.0%	#(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 4.50%	6.54% cash / 2.75% PIK	1/31/2025	2/2/2032	28,526	28,450	28,312	7.7%	*#^3b(6)
Thompson Safety LLC	First Lien Revolving Loan	SOFR + 5.00%	—	6/25/2025	6/25/2032	—	(17)	(17)	0.0%	#(6)(8)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	6/25/2025	6/25/2032	—	(87)	(87)	0.0%	#(6)(8)
						47,409	47,080	46,830	12.8%

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	—	5/8/2025	12/14/2028	—	(58)	(58)	0.0%	#(6)(8)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	10.06%	5/8/2025	12/14/2028	11,970	11,854	11,855	3.2%	*3b(6)
						11,970	11,796	11,797	3.2%

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.31%	4/29/2025	10/24/2030	30,757	29,883	29,883	8.1%	#3b(6)(8)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	9.28%	4/29/2025	10/24/2030	25,450	25,202	25,202	6.8%	*^3b(6)
						56,207	55,085	55,085	14.9%
Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 5.00%	—	4/16/2025	4/22/2032	—	(26)	(26)	0.0%	#(6)(7)(8)
Cliffwater LLC	First Lien Term Loan	SOFR + 5.00%	9.28%	4/16/2025	4/22/2032	32,799	32,526	32,526	8.8%	*^3b(6)(7)
						32,799	32,500	32,500	8.8%

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	3/31/2025	12/22/2027	—	(84)	(44)	0.0%	*(6)(8)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	10/21/2024	9/17/2031	—	(10)	—	0.0%	#(6)(8)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.50%	—	10/21/2024	9/17/2031	—	(14)	—	0.0%	#(6)(8)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.50%	8.81%	10/21/2024	9/17/2031	13,638	13,543	13,638	3.7%	*#^3b(6)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	9.05%	2/19/2025	2/19/2032	3,345	3,276	3,244	0.9%	#3b(6)(8)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	9.67%	2/19/2025	2/19/2031	1,875	1,805	1,781	0.5%	#3a(6)(8)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	9.08%	2/19/2025	2/19/2032	58,500	57,937	57,769	15.6%	*#^3b(6)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	5/29/2025	5/29/2032	—	(17)	(17)	0.0%	#(6)(8)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	9.31%	5/29/2025	5/29/2032	15,522	15,292	15,292	4.1%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	—	5/29/2025	5/29/2030	—	(33)	(33)	0.0%	#(6)(8)
						92,880	91,695	91,630	24.8%

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	10/21/2024	8/7/2031	—	(24)	—	0.0%	#(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	—	10/21/2024	8/7/2031	—	(43)	(19)	0.0%	#(6)(8)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	—	10/21/2024	8/7/2031	—	(67)	—	0.0%	#(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	9.33%	10/21/2024	8/7/2031	6,943	6,841	6,909	1.8%	^3a(6)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	9.33%	10/21/2024	8/7/2031	41,304	40,835	41,097	11.0%	*#^3a(6)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	—	10/21/2024	6/27/2031	—	(26)	(29)	0.0%	#(6)(8)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	—	10/21/2024	6/27/2031	—	(42)	(47)	0.0%	#(6)(8)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	9.05%	10/21/2024	6/27/2031	56,754	56,362	56,328	15.2%	*#^3b(6)
						105,001	103,836	104,239	28.0%

Insurance
Accession Risk Management Group, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	9.05%	10/21/2024	11/1/2029	2,529	2,475	2,529	0.7%	#3b(6)(8)
Accession Risk Management Group, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	9.05%	11/6/2024	11/1/2029	17,817	17,777	17,817	4.8%	*#^3b(6)
Accession Risk Management Group, Inc.	First Lien Revolving Loan	SOFR + 4.75%	—	10/21/2024	11/1/2029	—	(10)	—	0.0%	#(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	182	179	178	0.0%	#3b(6)(8)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	313	307	306	0.1%	#3b(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	212	211	210	0.1%	#3b(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.80%	10/21/2024	9/29/2028	11,268	11,198	11,184	3.0%	*#^3b(6)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	10/21/2024	8/25/2028	—	(69)	—	0.0%	#(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	9.33%	10/21/2024	8/25/2028	24,097	24,056	24,037	6.5%	*#^3b(6)
						56,418	56,124	56,261	15.2%

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	1/9/2025	1/9/2032	—	(19)	(21)	0.0%	#(6)(8)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	—	1/9/2025	1/9/2032	—	(19)	(21)	0.0%	#(6)(8)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	9.30%	1/9/2025	1/9/2032	18,750	18,610	18,563	5.0%	*#^3b(6)
						18,750	18,572	18,521	5.0%
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	10.58%	11/20/2024	11/20/2030	19,900	19,580	19,552	5.3%	*#^3a(6)
FGI Acquisition Corp.	First Lien Term Loan	SOFR + 5.50%	9.82%	5/23/2025	5/21/2032	50,000	49,007	49,008	13.2%	*#3b(6)
						69,900	68,587	68,560	18.5%

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	—	11/1/2024	9/22/2028	—	(15)	(13)	0.0%	#(6)(8)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	9.28%	11/1/2024	9/22/2028	15,654	15,521	15,537	4.2%	*#^3b(6)
						15,654	15,506	15,524	4.2%

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	8.90%	10/21/2024	10/17/2031	36	(36)	(28)	0.0%	#3d(6)(8)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	10/21/2024	10/17/2031	43,542	43,037	43,106	11.6%	*#^3d(6)
						43,578	43,001	43,078	11.6%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.82%	5/20/2025	6/21/2029	46,288	46,288	46,288	12.5%	*#^3b(6)
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	5/20/2025	6/21/2028	—	—	—	0.0%	#(6)(8)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	1/10/2025	1/12/2032	—	(11)	(12)	0.0%	#(6)(8)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	1/10/2025	1/12/2032	—	(14)	(15)	0.0%	#(6)(8)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.83%	1/10/2025	1/12/2032	17,222	17,169	17,136	4.6%	*^3a(6)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	9.05%	11/12/2024	2/10/2027	111	107	106	0.0%	#3b(6)(8)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	9.05%	11/5/2024	2/10/2027	47,629	47,542	47,510	12.8%	*#^3b(6)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.80%	11/5/2024	8/29/2031	4,172	4,172	4,162	1.1%	#3b(6)(8)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	—	10/21/2024	8/29/2031	—	(7)	(7)	0.0%	#(6)(8)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.80%	10/21/2024	8/29/2031	20,027	19,981	19,977	5.4%	*#^3b(6)
						135,449	135,227	135,145	36.4%

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.77%	10/21/2024	7/25/2028	33,453	33,208	33,212	9.0%	*#^3b(6)(8)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes

Total debt investments						$844,757	832,682	832,729	224.9%

Non-controlled/Non-affiliated equity investments
Equity investments
Commercial Services & Supplies
Firebird Co-Invest L.P.	LP Interest			1/29/2025	N/A		4,790	4,942	1.3%	#(8)(10)
Total equity investment							4,790	4,942	1.3%
Total investments							$837,472	$837,671	226.2%

Money market funds (included in cash and cash equivalents and restricted cash)
Goldman Sachs Financial Square Government Institutional Fund			4.23%				$16,133	$16,133	4.4%
State Street Institutional Treasury Money Market Fund			4.24%				40,007	40,007	10.8%
Total money market funds							56,140	56,140	15.2%
Total investments and money market funds							$893,612	$893,811	241.4%
(1)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, all of the Company's investments were non-controlled, non-affiliated.
(2)
All funded debt investments are income producing. As of June 30, 2025, there were no investments that were on a non-accrual basis.
(3)
Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of June 30, 2025, 100% (based on par) of debt securities contain floors which range between 0.75% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.32% as of June 30, 2025.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.29% as of June 30, 2025.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.15% as of June 30, 2025.
d.
Denotes that all or a portion of the contract was indexed to the 360-day Term SOFR which was 3.88% as of June 30, 2025.
(4)
The total par amount is presented for debt investments while the number of shares or units (in thousands) owned is presented for equity investments.
(5)
Cost/amortized cost represents the original cost for equity investments or original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the consolidated financial statements.
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 10.0% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $4,942 or 1.3% of the Company’s net assets.

# Denotes that all or a portion of the investment collateralizes the SocGen ABL Facility (as defined in Note 6).

* Denotes that all or a portion of the investment collateralizes the Natixis Revolving Credit Facility (as defined in Note 6).

^ Denotes that all or a portion of the investment collateralizes the Natixis ABL Facility (as defined in Note 6).

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited) (Continued)

June 30, 2025

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of June 30, 2025, the total unfunded commitments were $283,136.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$22,301
Accession Risk Management Group, Inc.	Revolving Loan	4,750
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	17,500
AMI Buyer, Inc.	Revolving Loan	6,313
Anaplan, Inc.	Revolving Loan	3,479
Apex Service Partners, LLC	Delayed Draw Term Loan	43,729
Chartis Group, LLC, The	Delayed Draw Term Loan	4,196
Chartis Group, LLC, The	Revolving Loan	2,098
Cliffwater LLC	Revolving Loan	3,118
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	4,676
Coding Solutions Acquisition, Inc.	Revolving Loan	3,817
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	9,057
CSafe Acquisition Company, Inc.	Delayed Draw Term Loan	12,000
Elk Bidco, Inc.	Delayed Draw Term Loan	3,730
Elk Bidco, Inc.	Revolving Loan	3,357
Endor Purchaser, Inc.	Delayed Draw Term Loan	4,167
Endor Purchaser, Inc.	Revolving Loan	2,083
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	15,688
Firebird Acquisition Corp, Inc.	Revolving Loan	5,000
Firebird Co-Invest L.P.	LP Interest	250
Galway Borrower LLC	Delayed Draw Term Loan	940
Galway Borrower LLC	Revolving Loan	685
IG Investments Holdings, LLC	Revolving Loan	1,767
InhabitlQ, Inc.	Delayed Draw Term Loan	4,784
InhabitlQ, Inc.	Revolving Loan	2,990
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	12,539
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
Mountain Parent, Inc.	Revolving Loan	6,224
MRI Software LLC	Revolving Loan	1,886
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,962
SimonMed, Inc.	Delayed Draw Term Loan	7,905
SimonMed, Inc.	Revolving Loan	5,625
Solis Mammography Buyer, Inc.	Delayed Draw Term Loan	2,239
Solis Mammography Buyer, Inc.	Revolving Loan	2,239
Spotless Brands, LLC	Delayed Draw Term Loan	14,862
Superman Holdings, LLC	Delayed Draw Term Loan	2,359
Superman Holdings, LLC	Revolving Loan	2,901
Thompson Safety LLC	Delayed Draw Term Loan	17,500
Thompson Safety LLC	Revolving Loan	1,750
		$283,136
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of June 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

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

# Denotes that all or a portion of the investment collateralizes the SocGen ABL Facility (as defined in Note 6).

* Denotes that all or a portion of the investment collateralizes the Natixis Revolving Credit Facility (as defined in Note 6).

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

AGL Private Credit Income Fund

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares, per share data, percentages and as otherwise noted)

Note 1. Organization

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (Date of Inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act (the “1940 Act”) on October 11, 2024. On October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and commenced operations (“Commencement of Operations”). The Company is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) commencing with our taxable year ended December 31, 2024 and intend to qualify as a RIC annually thereafter.

On August 13, 2024, the Company formed two wholly-owned subsidiaries, PCIF Vigilant Funding LLC (“PCIF Vigilant”) and PCIF Defender Funding LLC (“PCIF Defender”), both Delaware limited liability companies.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies” (“ASC 946”).

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets,” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations. The Company does not have any intra-segment sales and transfers of assets.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries, PCIF Vigilant and PCIF Defender. All intercompany balances and transactions have been eliminated in consolidation.

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

Investment Transactions

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assumes the risks for gains and losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Net Realized and Change in Unrealized Gains or Losses

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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
•
Level 3 - Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category include investments in privately-held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

The determination of fair values involves subjective judgments and estimates. Pursuant to Rule 2a-5 of the 1940 Act, the Board of Trustees of the Company provides continuing oversight over the Adviser’s valuations.

Investments for which market quotations are readily available on an exchange are valued at the reported closing price on the Valuation Date. The Adviser may also obtain quotes with respect to certain investments from pricing services or brokers or dealers in order to value assets. When doing so, the Adviser determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the investment. If determined to be readily available, the Adviser will use the quote obtained.

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

PIK Income

The Company has investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized income is generally reversed through interest income. To maintain the Company’s status as a RIC after the Company elects to be taxed as a corporation and a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

If a portfolio company's valuation indicates the value of its PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. During the three and six months ended June 30, 2025, the Company had $198 and $328, respectively, of PIK interest income. During the three and six months ended June 30, 2024, the Company had no PIK interest income.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the Company had no portfolio company investments on non-accrual status.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. During the three and six months ended June 30, 2025 and 2024, there were no securities generating dividend income nor distributions from LLCs or LPs.

Fee Income

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

Offering Costs

Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous offering.

Interest and other financing expenses

Interest and other financing expenses are comprised of contractual interest expense, amortization of deferred debt issuance costs and other costs associated with our financing facilities. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Other financing costs include ancillary direct costs of administration of our borrowing facilities. Unamortized debt issuance costs are presented in the Consolidated Statements of Assets and Liabilities as a direct deduction of the debt liability to which the costs pertain.

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

Income Taxes

The Company intends to be treated as a RIC under the Code and operate in a manner so as to qualify each year for the tax treatment applicable to RICs. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions through June 30, 2025. The Company's tax returns since inception remain subject to examination by U.S. federal and most state tax authorities.

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

Under the Investment Advisory Agreement, the Company pays the Adviser (i) a Base Management Fee (as defined below) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it will provide to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

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

For the three and six months ended June 30, 2025, the Base Management Fee incurred by the Company was $894 and $1,586, respectively. For the three and six months ended June 30, 2024, the Company did not incur the Base Management Fee.

Incentive Fee

The Company also pays the Adviser an incentive fee (the “Incentive Fee”) consisting of two parts, which are described below:

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

For the three and six months ended June 30, 2025, the Income Incentive Fee incurred by the Company was $1,086 and $1,854, respectively. For the three and six months ended June 30, 2024, the Company did not incur the Income Incentive Fee.

Incentive Fee on Capital Gains

The Company pays the Adviser an Incentive Fee on Capital Gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.50% of the Company’s realized capital gains, if any, on a cumulative basis from the date of its election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains.

The Capital Gain Incentive Fee is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then U.S. GAAP requires the Company to accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the three and six months ended June 30, 2025, there was $25 and $55, respectively, accrual for the capital gain incentive fee under U.S. GAAP. For the three and six months ended June 30, 2024, the Company had no accrual for the capital gain incentive fee.

The Adviser voluntarily has agreed to partially waive capital gain incentive fees and as a result, $0 and $30, respectively, of capital gain incentive fees were waived for the three and six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025, the Company incurred $930 and $1,850, respectively, for allocated shared services under the Administration Agreement. As of June 30, 2025 and December 31, 2024, $2,679 and $829, respectively, in administrative service fees were unpaid and are reflected in payable to affiliates as of June 30, 2025.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser pays, on a quarterly basis, Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.50% (on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement)), excluding, the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company pays such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts will be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any fiscal quarter equals the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter that have not been previously reimbursed by the Company to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular fiscal quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any quarter is made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

For the three and six months ended June 30, 2025, the expense reimbursement recognized by the Company was $2,300 and $4,557, respectively. For the three and six months ended June 30, 2024, the expense reimbursement recognized by the Company was $762 and $3,539, respectively.

Co-Investment Relief

The Company and the Adviser have received an exemptive order (as amended, the “Order”) from the SEC that permits the Company and the Adviser, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or AGL that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company, the Adviser’s other clients and the AGL funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Adviser will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost/amortized cost and fair value as of June 30, 2025 and December 31, 2024:

		As of June 30, 2025			As of December 31, 2024
		Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	(1)	$832,682	$832,729	99.4%	$472,411	$473,126	100.0%
Equity		4,790	4,942	0.6%	—	—	—
Total		$837,472	$837,671	100.0%	$472,411	$473,126	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at cost/amortized cost and fair value as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$59,224	$59,123	7.1%	$59,161	$59,161	12.5%
Automobile Components	61,241	61,224	7.3%	24,754	24,754	5.2%
Commercial Services & Supplies	51,870	51,772	6.2%	—	—	—
Containers & Packaging	11,796	11,797	1.4%	—	—	—
Diversified Consumer Services	55,085	55,085	6.6%	—	—	—
Diversified Financial Services	32,500	32,500	3.9%	—	—	—
Health Care Providers & Services	91,695	91,630	10.9%	13,580	13,580	2.9%
Health Care Technology	103,836	104,239	12.4%	99,402	99,402	21.0%
Insurance	56,124	56,261	6.7%	32,194	32,194	6.8%
IT Services	18,572	18,521	2.2%	—	—	—
Machinery	68,587	68,560	8.2%	19,656	19,656	4.2%
Paper & Forest Products	—	—	—	22,810	23,525	5.0%
Professional Services	15,506	15,524	1.9%	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	43,001	43,078	5.1%	44,582	44,582	9.4%
Software	135,227	135,145	16.1%	114,464	114,464	24.2%
Specialty Retail	33,208	33,212	4.0%	26,243	26,243	5.5%
Total	$837,472	$837,671	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$778,248	$778,548	92.9%	$413,250	$413,965	87.5%
United Kingdom	59,224	59,123	7.1%	59,161	59,161	12.5%
Total	$837,472	$837,671	100.0%	$472,411	$473,126	100.0%

Note 5. Fair Value Measurements

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements: As of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$—	$832,729	$832,729
Money market funds	56,140	—	—	56,140
Total assets, at fair value:	$56,140	$—	$832,729	$888,869

	Fair Value Measurements: As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$23,525	$449,601	$473,126
Money market funds	134,722	—	—	134,722
Total assets, at fair value:	$134,722	$23,525	$449,601	$607,848

Investments with a fair value of $4,942 as of June 30, 2025 have been excluded from the fair value hierarchy leveling table as the fair value of the investments was measured at NAV using NAV as a practical expedient.

As of June 30, 2025, the Company held one investment measured at fair value using the net asset value (“NAV”) practical expedient under ASC 820. This investment consists of an interest in a limited partnership that qualifies as an investment company under ASC 946. The limited partnership holds a single portfolio investment. The NAV of the limited partnership is provided by the general partner and is based on the fair value of the underlying investment, which is determined in accordance with U.S. GAAP. The Company believes that the NAV of the limited partnership represents the fair value of the investment at the measurement date.

This limited partnership investment is not categorized within the fair value hierarchy (Levels 1, 2, or 3) and is excluded from the fair value tables directly above.

The following table presents a summary of the investment which is measured using NAV as a practical expedient:

	As of June 30, 2025
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interest	$4,942	$250	Not redeemable	N/A	Liquidity in the form of distributions

The Company does not have the ability to redeem its interest in the limited partnership. Distributions, if any, may occur at irregular intervals or not at all, and the exact timing of distributions cannot be determined. Distributions are expected to be received through the dissolution, and subsequent termination, of the partnership.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2025:

Six months ended June 30, 2025
First Lien Debt
Fair value, beginning of period	$449,601
Purchase of investments	390,659
Payment-in-kind interest capitalized	193
Proceeds from sale of investments and principal repayments	(8,291)
Transfers out of Level 3	—
Net accretion of discount and amortization of premium	520
Net change in unrealized appreciation (depreciation) on investments	47
Fair value, end of period	$832,729
Net change in unrealized appreciation (depreciation) related to financial instruments	$47

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$614,939	Income Approach	Discount Rate	8.29%	10.68%	8.97%
First lien debt	217,790	Recent Transaction	Transaction Price	91.00%	99.50%	97.37%
Total, at fair value:	$832,729

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

Other Financial Assets and Liabilities

ASC 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. With the exception of the line item titled “debt” which is reported at cost net of deferred financing costs, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities due to their short maturity.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of June 30, 2025 and December 31, 2024, the fair value of the Company’s debt was categorized as Level 3 within the fair value hierarchy and deemed to be equal to carry value due to their redemptive provisions.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole stockholder and Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and the sole stockholder declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2025 and December 31, 2024, the Company's asset coverage for borrowed amounts was 170.6% and 156.4%, respectively.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$391,196	1,564.4	$—	N/A
March 31, 2025	$456,000	1,590.6	$—	N/A
June 30, 2025	$524,600	1,706.2	$—	N/A
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
(4)
The Company's senior securities are not registered for public trading.

The following tables present borrowings by the Company as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$400,000	$240,400	$159,600	$239,836	October 18, 2032	3 Month SOFR + 2.05%
SocGen Subline Facility	250,000	40,000	210,000	37,173	October 17, 2025	3 Month SOFR + 2.45%
Natixis Revolving Credit Facility	300,000	137,200	162,800	134,857	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	250,000	107,000	143,000	105,117	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,200,000	$524,600	$675,400	$516,983

	As of December 31, 2024
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$300,000	$208,550	$91,450	$207,049	October 18, 2029	3 Month SOFR + 2.15%
SocGen Subline Facility	250,000	120,646	129,354	118,176	October 17, 2025	3 Month SOFR + 2.45%
Natixis Revolving Credit Facility	300,000	62,000	238,000	59,379	December 20, 2029	3 Month SOFR + 2.00%
Total	$850,000	$391,196	$458,804	$384,604

A summary of the Company’s maturity requirements for borrowings as of June 30, 2025 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$240,400	$—	$—	$—	$240,400
SocGen Subline Facility	40,000	40,000	—	—	—
Natixis Revolving Credit Facility	137,200	—	—	137,200	—
Natixis ABL Facility	107,000	—	—	—	107,000
Total	$524,600	$40,000	$—	$137,200	$347,400

As of June 30, 2025, the maximum aggregate capacity on all of the Company's facilities was $1,200,000, with total borrowings outstanding of $524,600. As of December 31, 2024, the maximum aggregate capacity on all of the Company's facilities was $850,000, with total borrowings outstanding of $391,196. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, the Company's liquidity requirements, contractual and regulatory restrictions and other factors

For the three and six months ended June 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for all facilities in the aggregate were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$6,866	$—	$12,428	$—
Facility fees	358	—	739	—
Amortization of deferred financing costs	824	—	1,580	—
Total interest and other financing costs	$8,048	$—	$14,747	$—
Cash paid for interest expense	$7,208	$—	$11,702	$—
Annualized weighted average interest rate	6.4%	—%	6.4%	—%
Weighted average debt outstanding balance(1)	$426,696	$—	$385,289	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

SocGen ABL Facility: On October 18, 2024, PCIF Vigilant, as borrower, and the Company, as equity holder and servicer, entered into a credit facility (the “SocGen ABL Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Société Générale, as agent, and U.S. Bank, National Association, as collateral agent, collateral administrator, and document custodian. The SocGen ABL Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions, with a stated maturity date of October 18, 2029.

Loans under the SocGen ABL Facility initially bear interest at the applicable base rate plus 2.15% during the Revolving Period and thereafter, 2.50%, subject to a step-up of 2.00% following the occurrence of an Event of Default (as defined in the Loan Agreement). The base rate under the Loan Agreement is (i) term CORRA plus 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) daily simple Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, and (viii) term SOFR with respect to advances denominated in United States Dollars.

From the date of execution of the SocGen ABL Facility until the nine-month anniversary thereof, no daily commitment fee will be incurred. During the remaining life of the SocGen ABL Facility, the Company will pay a non-use fee of 1.00% per annum, accruing on the portion of the undrawn commitment that is greater than 65.00% of the total commitment under the SocGen ABL Facility and 0.50% per annum, accruing on the portion of the undrawn commitment that is less than or equal to 65.00% of the total commitment under the SocGen ABL Facility.

The Loan Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $500,000, subject to the satisfaction of certain conditions to borrow. Proceeds from loans made under the SocGen ABL Facility may be used for PCIF Vigilant’s general corporate purposes, to fund collateral obligations acquired by PCIF Vigilant, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Loan Agreement.

On February 26, 2025, the Company entered into Amendment No. 3 to the SocGen ABL Facility. The Amendment provided for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $300.0 million to $400.0 million and revised the margin applicable to borrowings under the facility during the Revolving Period from 2.15% to 2.05%, subject to a step-up of 2.00% following the occurrence of an Event of Default.

On May 1, 2025, the Company entered into Amendment No. 4 to the SocGen ABL Facility. The Amendment provided for, among other things, an extension of the Facility Termination Date of the SocGen ABL Facility from October 18, 2029 to October 18, 2032 and revises the margin applicable to borrowings under the SocGen ABL Facility from 2.50% after the expiration of the Revolving Period to 2.50% after the expiration of the Revolving Period until October 18, 2029, and 3.0% thereafter.

The SocGen ABL Facility is secured by all of the assets held by PCIF Vigilant. The SocGen ABL Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

As of June 30, 2025 and December 31, 2024, the Company had outstanding debt of $240,400 and $208,550, respectively, under the SocGen ABL Facility.

For the three and six months ended June 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the SocGen ABL Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$4,896	$—	$8,922	$—
Amortization of deferred financing costs	164	—	304	—
Total interest and other financing costs	$5,060	$—	$9,226	$—
Cash paid for interest expense	$5,144	$—	$8,746	$—
Annualized weighted average interest rate	6.4%	—%	6.4%	—%
Weighted average debt outstanding balance(1)	$303,649	$—	$275,777	$—

(1)
Based on the weighted average debt outstanding for the period presented.

SocGen Subline Facility: On October 18, 2024, the Company entered into a revolving credit facility (the “SocGen Subline Facility”), among the Company, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer.

The SocGen Subline Facility provides for borrowings in U.S. dollars, Euro, Sterling, Canadian dollars and such other currencies to be mutually agreed in an initial aggregate amount of up to $250,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $500,000.

Availability under the SocGen Subline Facility will terminate on the earlier of October 17, 2025 (the “Stated Maturity Date”), which may be extended for an additional period of up to 364 days, subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder.

Borrowings under the SocGen Subline Facility are subject to compliance with a borrowing base test. Amounts drawn under the SocGen Subline Facility in (a) U.S. dollars bear interest at a rate per annum equal to: (i) with respect to Daily Simple SOFR loans, Daily Simple SOFR plus 2.45%, (ii) with respect to Term SOFR loans, Term SOFR plus 2.45% and (iii) with respect to reference rate loans, reference rate plus 1.45%, (b) Euros bear interest at a rate per annum equal to EURIBOR plus 2.45%, (c) Sterling bear interest at a rate per annum equal to Daily Simple SONIA plus 0.0326% plus 2.45%, and (d) Canadian dollars bear interest at a rate per annum equal to (i) with respect to Term CORRA loans with a 1-month interest period, Term CORRA plus 0.29547% plus 2.45% and (ii) with respect to Term CORRA loans with a 3-month interest period, Term CORRA plus 0.32138% plus 2.45%, in each case subject to a floor of 0.0%. However, at any time no single investor accounts for greater than 50% of the borrowing base, the applicable margin will be reduced to: (b)(i) with respect to any loan (other than a reference rate loan), 2.30% per annum and (ii) with respect to any reference rate loan, 1.30% per annum.

The Company’s obligations under the SocGen Subline Facility are secured by the Company’s ability to call capital from certain of its investors, the capital commitments and capital contributions of such investors and the bank accounts into which such capital contributions are funded.

During the period commencing on the Effective Date and ending on the earlier of the Stated Maturity Date and the date of termination of the revolving commitments under the SocGen Subline Facility, the Company will pay a non-use fee of 30 basis points (0.30%) per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

As of June 30, 2025 and December 31, 2024, the Company had outstanding debt of $40,000 and $120,646, respectively, under the SocGen Subline Facility.

For the three and six months ended June 30, 2025 and 2024, the components of interest and other financing expenses, facility fees, annualized average stated interest rates and average outstanding balances for the SocGen Subline Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$99	$—	$355	$—
Facility fees	185	—	361	—
Amortization of deferred financing costs	494	—	960	—
Total interest and other financing costs	$778	$—	$1,676	$—
Cash paid for interest expense	$243	$—	$1,135	$—
Annualized weighted average interest rate	7.1%	—%	6.9%	—%
Weighted average debt outstanding balance(1)	$5,550	$—	$10,244	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

Natixis Revolving Credit Facility: On December 20, 2024, the Company entered into a revolving credit facility (the “Natixis Revolving Credit Facility”), with the lenders party thereto, Natixis, New York Branch, as agent, and U.S. Bank Trust Company, National Association, as custodian. The Natixis Revolving Credit Facility will mature on December 20, 2029, unless terminated earlier in accordance with the Natixis Revolving Credit Facility. The Natixis Revolving Credit Facility allows the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions.

Loans under the Natixis Revolving Credit Facility bore interest at (i) for Alternate Base Rate Loans, the greatest of (a) Prime, (b) NYFRB Rate plus 0.50%, and (c) Term SOFR plus 1.00% (however, in no case less than 1.00%), each adjusted by a further 0.90% credit spread, (ii) for Risk Free Rate Loans, the greater of (a) SONIA plus 0.1193% and (b) 0.00%, each adjusted by a further 1.90% credit spread, (iii) for Term Benchmark Loans denominated in Euros, the EURIBOR Screen Rate multiplied by the Statutory Reserve Rate, plus 1.90%, (iv) for Term Benchmark Loans denominated in United States dollars, Term SOFR, plus 1.90%, and (v) for Term Benchmark Loans denominated in Canadian dollars, Term CORRA, plus 1.90%. The Company will pay a non-use fee of 0.375% per annum, accruing on the portion of the undrawn commitment accruing on the portion of the undrawn commitment of the total commitment under the Natixis Revolving Credit Facility.

The Natixis Revolving Credit Facility is secured by all of the principal amount of investments held by the Company not otherwise pledged under any of the Company's other credit facilities. The Natixis Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for credit facilities of this nature.

As of June 30, 2025 and December 31, 2024, the Company had outstanding debt of $137,200 and $62,000, respectively, under the Natixis Revolving Credit Facility.

For the three and six months ended June 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis Revolving Credit Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$1,723	$—	$3,003	$—
Facility fees	173	—	378	—
Amortization of deferred financing costs	154	—	304	—
Total interest and other financing costs	$2,050	$—	$3,685	$—
Cash paid for interest expense	$1,821	$—	$1,821	$—
Annualized weighted average interest rate	6.3%	—%	6.3%	—%
Weighted average debt outstanding balance(1)	$108,090	$—	$94,539	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

Natixis ABL Facility: On June 20, 2025, PCIF Defender, entered into a credit facility (the “Natixis ABL Facility”) for revolving and term loans pursuant to a credit agreement (the “Credit Agreement”), by and among PCIF Defender, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and information agent and U.S. Bank National Association, as collateral custodian and custodian.

Borrowings under the Natixis ABL Facility initially bear interest at the applicable base rate plus 1.95%, subject to a step-up of 2.00% following the occurrence of an Event of Default (as defined in the Credit Agreement). The base rate under the Natixis ABL Facility is (a) for certain loans financed through the issuance of commercial paper, the Cost of Funds Rate (as defined in the Credit Agreement) and (b) for all other loans, the applicable Term SOFR rate; provided that, with respect to clause (a), no lender will utilize the Cost of Funds Rate without the prior consent of PCIF Defender.

The initial maximum principal amount under the Natixis ABL Facility is $250,000, and the Natixis ABL Facility includes an accordion provision to permit increases to the total facility amount, subject in each case to the satisfaction of certain conditions. Proceeds from loans made under the Natixis ABL Facility may be used for PCIF Defender’s general corporate purposes, to fund collateral obligations acquired by PCIF Defender, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Natixis ABL Facility.

Loans made under the Natixis ABL Facility mature on June 20, 2035.

The Natixis ABL Facility is secured by all of the assets held by PCIF Defender. The Natixis ABL Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

As of June 30, 2025 and December 31, 2024, the Company had outstanding debt of $107,000 and $0, respectively, under the Natixis ABL Facility.

For the three and six months ended June 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis ABL Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$148	$—	$148	$—
Amortization of deferred financing costs	12	—	12	—
Total interest and other financing costs	$160	$—	$160	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized weighted average interest rate	6.2%	—%	6.2%	—%
Weighted average debt outstanding balance(1)	$9,407	$—	$4,729	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

Note 7. Commitments and Contingencies

Commitments: The Company has various commitments to fund first lien senior secured revolving and delayed draw loans. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date. As of June 30, 2025, the total unfunded commitments were $283,136. As of December 31, 2024, the total unfunded commitments were $150,502.

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

Legal proceedings: From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of June 30, 2025 and December 31, 2024, the Company’s total net assets were $370,466 and $220,782, respectively, as detailed in the table below, and the net asset value per share was $25.12 and $25.21, respectively.

	Common Shares
	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Balance at December 31, 2024	8,758,495	$9		$219,975	$798	$220,782
Net increase in net assets resulting from operations:
Net investment income	—	—		—	5,373	5,373
Net realized gain on investment transactions	—	—		—	957	957
Net change unrealized appreciation (depreciation)	—	—		—	(1,342)	(1,342)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	159	0	(1)	4	—	4
Distributions declared	—	—		—	(6,306)	(6,306)
Capital share transactions:
Issuance of common shares	1,991,239	2		49,998	—	50,000
Balance at March 31, 2025	10,749,893	$11		$269,977	$(520)	$269,468
Net increase in net assets resulting from operations:
Net investment income	—	—		—	7,580	7,580
Net realized gain on investment transactions	—	—		—	—	—
Net change unrealized appreciation (depreciation)	—	—		—	826	826
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	404	0	(1)	10	—	10
Distributions declared	—	—		—	(7,418)	(7,418)
Capital share transactions:	—	—		—	—	—
Issuance of common shares	3,998,401	4		99,996	—	100,000
Balance at June 30, 2025	14,748,698	$15		$369,983	$468	$370,466

(1)
Amounts round to less than $1.

The Company is seeking to raise equity capital through private placements on a continuous basis.

During the first two years following October 21, 2024, the initial closing of the Company’s private placement (the “Initial Closing”), investors are being asked to provide capital commitments (the “Capital Commitments”) that are drawn down by the Company from time to time in increments as needed, at the discretion of the Adviser upon not less than ten business days’ written notice (each, a “Drawdown Notice”). Such drawdowns are used to purchase shares, par value $0.001 per share, at a price per share as determined by the Board in accordance with the limitations of Section 23 under the 1940 Act. Drawdown Notices will set forth the amount, in U.S. dollars (“USD”), of the aggregate purchase price (the “Drawdown Purchase Price”) to be paid by the investor to purchase shares on the drawdown date. Drawdowns of the Capital Commitments will generally be made pro rata, in accordance with the remaining Capital Commitments. However, the Company retains the right to make non-pro rata capital drawdowns for any reason in the Company’s sole discretion, including, without limitation, if the Company determines that it is necessary or advisable in light of applicable legal, tax, regulatory and other considerations.

Subsequent to the second anniversary of the Initial Closing, or such earlier or later time as the Board determines, new investor Capital Commitments will not be called until existing investors’ Capital Commitments have been fully drawn upon by the Company or otherwise terminated. In addition, the timing and structure of draws of new investor Capital Commitments may be modified at such time.

The Company is authorized to issue an unlimited number of Common Shares. As of June 30, 2025 and December 31, 2024, the Company had issued 14,748,698 shares and 8,758,495 shares, respectively, and all are outstanding. As of June 30, 2025 and December 31, 2024, the Company had executed subscription agreements with investors for $1,068,560 and $1,003,560, respectively, of capital commitments.

The following table summarizes the Company’s common stock transactions during the six months ended June 30, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
		5,990,203		$150,014

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

Under the Share Repurchase Program, to the extent we offer to repurchase shares in any particular quarter, the Company expects to repurchase shares pursuant to quarterly share repurchases using a purchase price equal to the NAV per share as of the last calendar day of the immediately prior quarter (the “Valuation Date”). Shareholders should keep in mind that if they tender Common Shares in a repurchase offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered Common Shares, the Company may repurchase such Common Shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the Common Shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of the remaining holders of Common Shares. This Early Repurchase Deduction will also generally apply to minimum account repurchases.

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of June 30, 2025, the Company has not commenced the Share Repurchase Program.

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

The following table details the Company’s distributions during the six months ended June 30, 2025:

	Six months ended June 30, 2025
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 12, 2025	March 12, 2025	April 30, 2025	$6,306	$0.72
June 4, 2025	June 4, 2025	July 30, 2025	7,418	0.69
			$13,724	$1.41

There were no distributions declared during the six months ended June 30, 2024.

Note 9. Distributable Taxable Income

The Company intends to elect to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the Company level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2025). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the three and six months ended June 30, 2025 and 2024:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Increase in net assets resulting from operations	$13,394	$—
Adjustments:
Net unrealized (appreciation)/depreciation on investments	516	—
Other book/tax differences	48	—
Taxable income	$13,958	$—
Taxable income per weighted average shares	$1.38	N/A

As of June 30, 2025 and December 31, 2024, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

	As of June 30, 2025	As of December 31, 2024
Book cost	$837,472	$472,411
Items affecting tax cost	—	—
Tax cost	$837,472	$472,411

Gross unrealized appreciation	$1,041	$715
Gross unrealized depreciation	(842)	—
Net unrealized investment appreciation/(depreciation)	$199	$715

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six months ended June 30, 2025 (7)
Net asset value at beginning of period	$25.21
Net investment income per share(2)	1.28
Net realized/unrealized gain (loss) per share(3)	0.04
Distributions declared	(1.41)
Net asset value at end of period	$25.12
Common Shares outstanding, end of period	14,748,698
Weighted average Common Shares outstanding	10,124,164
Ratio/Supplemental Data:
Net assets at end of period	$370,466
Annualized ratio of net investment income - after tax to average net assets	10.2%
Annualized ratio of net expenses before expense support to average net assets(4)	17.7%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	14.1%
Total return based on net asset value per share (not annualized)	5.2%
Portfolio turnover rate	4.9%
Asset coverage ratio(6)	170.6%
Capital Commitments Data:
Capital commitments	$1,068,560
Funded capital commitments	$370,010
% of capital commitments funded	34.6%

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
(7)
Financial highlights for the six months ended June 30, 2024 are not presented because the Company did not commence operations until October 21, 2024.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2025:

	Three months ended June 30,	Six months ended June 30,
	2025	2025
Net increase (decrease) in net assets resulting from operations	$8,406	$13,394
Basic and diluted weighted average shares outstanding	11,365,306	10,124,164
Basic and diluted earnings per share	$0.74	$1.32
Basic and diluted net investment income per share	$0.67	$1.28

Earnings per share for the three and six months ended June 30, 2024 are not presented because the Company did not commence operations until October 21, 2024.

Note 12. Subsequent Events

On July 3, 2025, the Company requested a reduction of the maximum borrowing amount under the SocGen Subline Facility from $250,000 to $150,000. The effective date of such reduction was July 7, 2025.

On July 30, 2025, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.69 per share. The distribution was declared on June 4, 2025, to shareholders of record on June 4, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion also should be read in conjunction with the “Forward-Looking Statements” set forth on pages 4-5 of this Quarterly Report on Form 10-Q. Amounts and percentages presented in this discussion may have been rounded for presentation, and all dollar amounts, excluding share, per share amounts and as otherwise noted, are presented in thousands unless otherwise noted.

Overview

AGL Private Credit Income Fund, which was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024, was converted to a Delaware statutory trust on September 12, 2024. On October 11, 2024, we elected to be regulated as a BDC. The Board approved our purchase of the assets that were subject to the Launch Transactions, which approval included a waiver by us of any conditions precedent to such purchase. As a result, on October 21, 2024, we purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and commenced operations (“Commencement of Operations”). We intend to be a perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. We are an investment vehicle of indefinite duration whose Common Shares are intended to be sold by us on a continuous basis at a price generally equal to our NAV per Common Share.

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

AGL has entered into the Barclays Cooperation Agreement. Under the Barclays Cooperation Agreement, AGL, the Adviser and Barclays have agreed to make available to Barclays’ existing and prospective client base AGL’s Private Credit solutions, through our and Other AGL Accounts, alongside Barclays’ large and highly capable investment banking platform offerings.

Through the Adviser, we have access to the extensive resources, expertise and investment capabilities in senior secured credit investing of the AGL platform, including AGL’s dedicated Private Credit team. In addition, we and the Other AGL Accounts benefit from the market access and deep relationships of Barclays’ network through the Barclays Cooperation Agreement.

We deploy a rigorous, systematic and consistent investment process when evaluating potential Private Credit opportunities. We utilize a number of frameworks and methods throughout the underwriting and portfolio construction processes. AGL’s proprietary 10-D Portfolio Construction Framework is used to build competitively advantaged investment portfolios. In addition, we utilize highly sophisticated risk management approaches, focused on creating portfolios that are well-balanced across a variety of standard and non-standard risk factors. Our investment process and risk management approaches are informed by the decades of collective credit investing experience of our senior management, which we believe differentiate the AGL platform from its competitors.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Prior to our Commencement of Operations on October 21, 2024, our Adviser or its affiliates bore all organization and offering expenses in connection with the formation of us and the initial closing of the private offering. Since we commenced operations, we have agreed to reimburse the Adviser or its affiliates for all such expenses that it incurs on our behalf up to a maximum aggregate amount of $5.0 million in connection with our formation and the initial closing of the private offering. The Adviser bears all such organization and offering expenses that were incurred prior to our Commencement of Operations in excess of $5.0 million.

Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of AGL, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by us. We bear all other costs and expenses of our operations and transactions, including those listed in the Registration Statement. Following the Commencement of Operations, we are responsible for all organization and offering expenses. Organization and offering costs incurred prior to the Commencement of Operations totaled $3.7 million.

Upon Commencement of Operations, organization expenses incurred totaled $2.7 million, and our initial offering costs (other than the organization expenses) are being amortized over a twelve-month period beginning with the Commencement of Operations.

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

From time to time, our Adviser, our Administrator, or their affiliates may pay third-party providers of goods or services on our behalf. We have agreed to reimburse the Adviser, the Administrator or their affiliates for any amounts paid on our behalf, subject to the provisions of the Expense Support Agreement.

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

For the three and six months ended June 30, 2025, we incurred $0.9 million and $1.9 million, respectively, for allocated shared services under the Administration Agreement which are reflected as of June 30, 2025 and December 31, 2024, included in Payable to Affiliates are $2.7 million and $0.8 million, respectively, for accrued allocated shared services under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser will pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s Base Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

The Company’s obligation to make a Reimbursement Payment automatically becomes a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with AGL, pursuant to which AGL provides the Adviser with experienced investment professionals and access to the resources of AGL so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser is able to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of AGL’s investment professionals.

Portfolio and Investment Activity

As of June 30, 2025, our portfolio had a fair value of approximately $837.7 million. The following table summarizes our portfolio and investment activity during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(1)	2025	2024(1)
Total investments, beginning of period	$594,186	$—	$473,126	$—
New investments purchased	248,869	—	395,450	—
Payment-in-kind interest capitalized	193	—	193	—
Proceeds from sale of investments and principal repayments	(6,743)	—	(32,071)	—
Net accretion of discount on investments	340	—	532	—
Net realized gain (loss) on investment transactions	—	—	957	—
Net unrealized appreciation (depreciation) from investments	826	—	(516)	—
Total investments, end of period	$837,671	$—	$837,671	$—
Number of portfolio companies at beginning of period	20	—	17	—
Number of new portfolio companies	8	—	12	—
Number of realized portfolio companies	—	—	1	—
Number of portfolio companies at end of period	28	—	28	—

(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

The following table is a summary of certain characteristics of our investment portfolio as of June 30, 2025. Weightings are based on the funded par value of each respective investment as of June 30, 2025. Portfolio company information used in these calculations is derived from the most recently available portfolio company financial statements, which may include normalized or adjusted figures, and have not been independently verified. All portfolio company information is presented as of the initial origination date of each investment.

	As of June 30, 2025
Weighted average net leverage	5.5	x
Weighted average loan-to-value	42.2%
Weighted average interest coverage	2.0	x
Financial sponsor backed	95.3%

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

Investments

The industry compositions of the portfolio at cost/amortized cost and fair value as of June 30, 2025 and December 31, 2024 were as follows:

	As of June 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$59,224	$59,123	7.1%	$59,161	$59,161	12.5%
Automobile Components	61,241	61,224	7.3%	24,754	24,754	5.2%
Commercial Services & Supplies	51,870	51,772	6.2%	—	—	—
Containers & Packaging	11,796	11,797	1.4%	—	—	—
Diversified Consumer Services	55,085	55,085	6.6%	—	—	—
Diversified Financial Services	32,500	32,500	3.9%	—	—	—
Health Care Providers & Services	91,695	91,630	10.9%	13,580	13,580	2.9%
Health Care Technology	103,836	104,239	12.4%	99,402	99,402	21.0%
Insurance	56,124	56,261	6.7%	32,194	32,194	6.8%
IT Services	18,572	18,521	2.2%	—	—	—
Machinery	68,587	68,560	8.2%	19,656	19,656	4.2%
Paper & Forest Products	—	—	—	22,810	23,525	5.0%
Professional Services	15,506	15,524	1.9%	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	43,001	43,078	5.1%	44,582	44,582	9.4%
Software	135,227	135,145	16.1%	114,464	114,464	24.2%
Specialty Retail	33,208	33,212	4.0%	26,243	26,243	5.5%
Total	$837,472	$837,671	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$778,248	$778,548	92.9%	$413,250	$413,965	87.5%
United Kingdom	59,224	59,123	7.1%	59,161	59,161	12.5%
Total	$837,472	$837,671	100.0%	$472,411	$473,126	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(1)	2025	2024(1)
Total investment income	$17,847	$—	$31,380	$—
Net expenses	10,267	—	18,427	—
Net investment income	7,580	—	12,953	—
Net realized gain (loss) on investment transactions	—	—	957	—
Net change in unrealized appreciation (depreciation)	826	—	(516)	—
Net increase in net assets resulting from operations	$8,406	$—	$13,394	$—
(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, and changes in unrealized appreciation on the investment portfolio. We completed our acquisition of initial loans and commitments and commenced operations on October 21, 2024.

Investment Income

Investment income for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(1)	2025	2024(1)
Interest income	$17,149	$—	$30,552	$—
Payment-in-kind interest income	198	—	328	—
Fee income	500	—	500	—
Total investment income	$17,847	$—	$31,380	$—
(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

For the three and six months ended June 30, 2025, total investment income was $17.8 million and $31.4 million, respectively, driven primarily by our deployment of capital. The size of our investment portfolio at fair value was $837.7 million at June 30, 2025. At June 30, 2025, the weighted average contractual interest rate on our performing debt investments was approximately 9.3%.

For the three and six months ended June 30, 2024, we did not hold any investments.

Expenses

Expenses for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(1)	2025	2024(1)
Interest and other financing expenses	$8,048	$—	$14,747	$—
Base management fees	894	—	1,586	—
Income incentive fees	1,086	—	1,854	—
Capital gain incentive fees	25	—	55	—
Organizational costs	—	172	—	2,649
Offering costs	238	—	473	—
Administrative service fees	930	—	1,850	—
Professional fees	577	301	711	425
Board of trustee fees	124	51	239	51
Other general expenses	645	238	1,499	414
Total expenses before fee waiver and expense reimbursement	12,567	762	23,014	3,539
Capital gains incentive fees waived	—	—	(30)	—
Expense reimbursement	(2,300)	(762)	(4,557)	(3,539)
Net expenses	$10,267	$—	$18,427	$—

(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

For the three and six months ended June 30, 2025, net expenses were $10.3 million and $18.4 million, respectively, primarily attributable to interest and other financing expenses and management, incentive and administrative service fees, partially offset by expense reimbursement from our Adviser.

For the three and six months ended June 30, 2024, we had no net expenses.

Interest and other financing expenses

For the three and six months ended June 30, 2025, total interest expense (including unused fees, and amortization of deferred financing costs) was $8.0 million and $14.7 million, respectively. Total interest expense was driven by $426.7 million and $385.3 million, respectively, of weighted average debt outstanding under our borrowing facilities.

For the three and six months ended June 30, 2024, we had no interest expense.

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

For the three and six months ended June 30, 2025, Base Management Fees were $0.9 million and $1.6 million, respectively.

For the three and six months ended June 30, 2024, we did not incur Base Management Fees.

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

For the three and six months ended June 30, 2025, the Income Incentive Fee incurred by us was $1.1 million and $1.9 million, respectively.

For the three and six months ended June 30, 2024, we did not incur Income Incentive Fees.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then U.S.GAAP requires us to accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the three and six months ended June 30, 2025, Capital Gain Incentive fees were less than $0.1 million and $0.1 million, respectively. The Adviser has agreed to partially waive certain capital gain incentive fees, which resulted in no waiver and a waiver of less than $0.1 million, respectively, for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2024, we had no Capital Gain Incentive fees.

Organization and Offering costs

Organization costs include expenses incurred in our initial formation. There were no organization costs during the three and six months ended June 30, 2025. Offering costs of $0.2 million and $0.5 million, respectively, were expensed during the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2024, we had organization costs of $0.2 million and $2.6 million, respectively. There were no offering costs during the three and six months ended June 30, 2024.

Expense support

For the three and six months ended June 30, 2025, we recognized $2.3 million and $4.6 million, respectively, in expense support from the Adviser pursuant to the Expense Support Agreement. Such expenses may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

For the three and six months ended June 30, 2024, we recognized $0.8 million and $3.5 million, respectively, in expense support from the Adviser pursuant to the Expense Support Agreement. Such expenses may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

Net Realized/Unrealized Appreciation (Depreciation)

Net realized/unrealized appreciation (depreciation) for the three and six months ended June 30, 2025 and 2024 was comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024(1)	2025	2024(1)
Net realized gain (loss) on investment transactions	$—	$—	$957	$—
Net unrealized appreciation (depreciation) on investments	826	—	(516)	—
Total net realized/unrealized appreciation (depreciation)	$826	$—	$441	$—
(1)
For the period from January 18, 2024 (Date of Inception) to June 30, 2024. The Company commenced operations on October 21, 2024.

For the three months ended June 30, 2025, we had no realized gains or losses. For the six months ended June 30, 2025, we had realized gains of $1.0 million on the sale of one debt investment.

For the three and six months ended June 30, 2025, we recognized gross unrealized depreciation on investments of $0.2 million and $1.6 million respectively, with gross unrealized appreciation on investments of $1.0 million and $1.0 million, respectively, resulting in net change in unrealized appreciation of $0.8 million and depreciation $0.5 million, respectively, on investments.

For the three and six months ended June 30, 2024, we did not have any realized or unrealized gains or losses.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash are for (i) investments in accordance with our investment objective and strategy; (ii) general corporate purposes; and (iii) payment of operating expenses, including management and administrative services fees and other expenses such as due diligence expenses relating to potential new investments.

Our liquidity and capital resources are generated and generally available through our continuous offering of Common Shares, our Borrowings (as defined in Note 6 to the consolidated financial statements), as well as from cash flows from operations, investment sales and receipt of investment principal and interest payments. As of June 30, 2025, the maximum aggregate capacity on all of our facilities was $1.2 billion, with total borrowings outstanding of $524.6 million. As of December 31, 2024, the maximum aggregate capacity on all of our facilities was $850.0 million, with total borrowings outstanding of $391.2 million. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if, immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%. As of June 30, 2025 and December 31, 2024, we were in compliance with the 1940 Act with respect to its total indebtedness, and the Asset Coverage Ratio was 170.6% and 156.4% on those dates, respectively. In addition, as of June 30, 2025 and December 31, 2024, we were in compliance with the various covenants under our borrowing facilities.

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

Debt

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

As of June 30, 2025 and December 31, 2024, we had an aggregate principal amount of $524.6 million and $391.2 million, respectively, of debt outstanding under all of our borrowing facilities.

As of June 30, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements.

See Note 6 to the consolidated financial statements for information on our debt.

Net Assets

See Note 8 to the consolidated financial statements for information on the Company's Net Assets.

Equity Activity

On May 29, 2024, AGL contributed $10 thousand ($25 per share) of capital to us in exchange for 400 shares of our Common Shares. As of June 30, 2025 and December 31, 2024, we had aggregate capital commitments with third-party investors of $1.1 billion and $1.0 billion, respectively.

The following table summarizes equity activity for the six months ended June 30, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
		5,990,203		$150,014

As of June 30, 2025 and December 31, 2024, our net assets were $370.5 million and $220.8 million, respectively, and the net asset value per share was $25.12 and $25.21, respectively.

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

Beginning no later than October 21, 2028, and at the discretion of the Board, we intend to commence the Share Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

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

Related Party Transactions

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

Recent Developments

On July 3, 2025, we requested a reduction of the maximum borrowing amount under the SocGen Subline Facility from $250.0 million to $150.0 million. The effective date of such reduction was July 7, 2025.

On July 30, 2025, we paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.69 per share. The distribution was declared on June 4, 2025, to shareholders of record on June 4, 2025.

Subsequent to June 30, 2025, through August 5, 2025, the Company committed to five additional investment transactions, representing aggregate commitments of approximately $155.9 million. These investments carry a weighted average spread of 4.84% and a weighted average loan-to-value ratio of 46.5%, based upon portfolio company financial statements.

Investments	Reference Rate and Spread	Acquisition Date	Maturity Date	Commitment ($)	Initial Funded Par ($)
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Titan BW Borrower L.P.	SOFR + 4.75%	7/24/2025	7/23/2032	$52,855	$42,141

Diversified Financial Services
Cliffwater LLC	SOFR + 5.00%	7/28/2025	4/22/2032	8,000	7,305

Health Care Equipment & Supplies
Paradigm Parent, LLC	SOFR + 4.50%	7/24/2025	4/19/2032	50,000	50,000

Health Care Technology
Xifin, Inc	SOFR + 5.00%	8/5/2025	7/31/2031	20,000	16,923

Hotels, Restaurants and Leisure
Cooper’s Hawk Intermediate Holdings, LLC	SOFR + 5.50%	7/29/2025	7/29/2031	25,000	19,211

Total debt investments				$155,855	$135,580

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

Contractual Obligations

On October 11, 2024, we entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have entered into the Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in Item 1. Financial Statements—Notes to Financial Statements—Note 3. Agreements and Related Party Transactions.”

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

Off-Balance Sheet Arrangements

Other than contractual commitments to make loans in the future, as noted below, and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financing or liabilities.

Commitments

We have commitments to fund various first lien senior secured revolving and delayed draw loans. See Note 7 to the consolidated financial statements for information on Commitments and Contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the Russian invasion of Ukraine and the war between Israel and Hamas introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors.”

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

As of June 30, 2025, 100% of our debt portfolio investments bore interest at variable rates, which are SOFR-based and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly, quarterly, semi-annual or annual basis, and substantially all of these interest rates are subject to certain floors. Our borrowing facilities bear interest at a Term SOFR or a Base Rate, in each case plus an applicable margin for borrowings that reference Term SOFR.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$16,895	$10,492	$6,403
Up 100 basis points	$8,448	$5,246	$3,202
Up 50 basis points	$4,224	$2,623	$1,601
Down 50 basis points	$(4,224)	$(2,623)	$(1,601)
Down 100 basis points	$(8,448)	$(5,246)	$(3,202)
Down 200 basis points	$(16,895)	$(10,492)	$(6,403)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of June 30, 2025, we had not entered into any interest rate hedging agreements.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 12, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended June 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners imposed retaliatory tariffs on certain U.S. goods, and others may do the same in the future. These developments have created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. Such developments may adversely affect the revenues and profitability of our portfolio companies and, in turn, negatively affect our results of operations, which could cause the fair value of our shares of common stock to decline. It is not possible to predict the impact these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Index

Exhibit Number	Description
10.1

Amendment No. 4 to the Loan and Servicing Agreement dated May 1, 2025 by and among PCIF Vigilant Funding LLC, as borrower, AGL Private Credit Income Fund, as equity holder and servicer, the lenders from time to time party thereto, and Société Générale, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on May 5, 2025).

10.2

Credit Agreement, dated as of June 20, 2025, by and among PCIF Defender Funding LLC, as Borrower, the Lenders from time to time party thereto, Natixis, New York Branch, as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent, Collateral Administrator and Information Agent and U.S. Bank National Association, as Collateral Custodian and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on June 24, 2025).**

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

* Filed herewith.

** Schedules and/or exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGL Private Credit Income Fund

Date: August 5, 2025	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: August 5, 2025	By:	/s/ Edward Gilpin
Name: Edward Gilpin
Title: Chief Financial Officer