Form 10-Q
period 2025-09-30
AGL Private Credit Income Fund
filed 2025-11-06
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2025, the registrant had 20,639,342 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART II

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56
Item 6.	Exhibits	56

SIGNATURES	58

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

We have based the forward-looking statements included in this report on information available to us on the date of the filing of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we in the future file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This report contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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
•
the impact on our business of the shutdown of the U.S. government;
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

AGL Private Credit Income Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost/amortized cost of $1,147,473 and $472,411, respectively)	$1,135,270	$473,126
Cash and cash equivalents	6,661	131,621
Restricted cash	14,855	4,920
Interest receivable	8,331	2,699
Deferred offering costs	52	765
Receivable from Adviser	12,933	6,245
Other assets	912	366
Total Assets	$1,179,014	$619,742
Liabilities
Debt (net of deferred financing costs of $7,065 and $6,592, respectively)	$641,565	$384,604
Interest payable	7,863	3,604
Open trade payable	379	—
Base management fees payable	1,185	263
Income incentive fees payable	1,413	365
Distributions payable	10,619	2,501
Payable to Adviser	10,249	6,794
Payable to Affiliates	3,619	829
Total Liabilities	676,892	398,960
Commitments and contingencies (Note 7)
Net Assets
Common shares, $0.001 par value, unlimited shares authorized, 20,638,669 and 8,758,495 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	21	9
Additional paid-in capital	514,989	219,975
Accumulated distributable earnings (losses)	(12,888)	798
Total Net Assets	502,122	220,782
Total Liabilities and Net Assets	$1,179,014	$619,742
Net asset value per share	$24.33	$25.21

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(1)	2025	2024(1)
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$23,179	$—	$53,731	$—
Payment-in-kind interest income	434	—	762	—
Fee income	—	—	500	—
Total investment income	23,613	—	54,993	—
Expenses:
Interest and other financing expenses	10,839	—	25,586	—
Base management fees	1,185	—	2,771	—
Income incentive fees	1,413	—	3,267	—
Capital gain incentive fees	(25)	—	30	—
Organizational costs	—	78	—	2,727
Offering costs	240	—	713	—
Administrative service fees	941	—	2,791	—
Professional fees	876	252	1,587	767
Board of trustee fees	126	116	365	167
Other general expenses	233	290	1,731	613
Total expenses	15,828	736	38,841	4,274
Capital gain incentive fee waived	—	—	(30)	—
Expense reimbursement	(2,131)	(736)	(6,688)	(4,274)
Net expenses	13,697	—	32,123	—
Net investment income (loss)	9,916	—	22,870	—
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	—	—	957	—
Foreign currency transactions	57	—	57	—
Net realized gain (loss) on investment transactions	57	—	1,014	—
Net change in unrealized appreciation (depreciation) from:
Investments	(12,442)	—	(12,958)	—
Translation of assets and liabilities in foreign currencies	(57)	—	(57)	—
Net change in unrealized appreciation (depreciation) on investment transactions	(12,499)	—	(13,015)	—
Net gain (loss) on investment transactions	(12,442)	—	(12,001)	—
Net realized gain (loss) on extinguishment of debt	(211)	—	(211)	—
Net increase (decrease) in net assets resulting from operations	$(2,737)	$—	$10,658	$—
Per Common Share Data
Basic and diluted earnings per common share	$(0.18)	N/A	$0.90	N/A
Basic and diluted net investment income per common share	$0.65	N/A	$1.93	N/A
Basic and diluted weighted average common shares outstanding	15,197,123	400	11,833,733	400

(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(1)	2025	2024(1)
Net increase in net assets resulting from operations
Net investment income	$9,916	$—	$22,870	$—
Net realized gain (loss) on investment transactions	—	—	957	—
Net realized gain (loss) on foreign currency transactions	57	—	57	—
Net realized gain (loss) on extinguishment of debt	(211)	—	(211)	—
Net change unrealized appreciation (depreciation) on investments	(12,442)	—	(12,958)	—
Net change unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(57)	—	(57)	—
Net increase in net assets resulting from operations	(2,737)	—	10,658	—

Distributions to shareholders
Stock issued in connection with dividend reinvestment plan	12	—	25	—
Distributions declared	(10,619)	—	(24,343)	—
Net decrease in net assets resulting from distributions to shareholders	(10,607)	—	(24,318)	—

Capital share transactions
Issuance of common shares	145,000	10	295,000	10
Net increase in net assets resulting from capital share transactions	145,000	10	295,000	10
Total increase in net assets during the period	131,656	10	281,340	10
Net assets at beginning of period	370,466	—	220,782	—
Net assets at end of period	$502,122	$10	$502,122	$10
Net asset value per share	$24.33	$25.00	$24.33	$25.00
Common shares outstanding	20,638,669	400	20,638,669	400

(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Cash Flows (unaudited)

(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2025	2024(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,658	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain (loss) on investments	(957)	—
Net realized gain (loss) on foreign currency transactions	(57)	—
Net realized gain (loss) on extinguishment of debt	211	—
Net change unrealized appreciation (depreciation) on investments	12,958	—
Net change unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	57	—
Net accretion of discount and amortization of premium	(1,235)	—
Amortization of deferred financing costs	2,314	—
Amortization of offering costs	713	—
Payments for purchase of investments	(730,809)	—
Proceeds from sale of investments and principal repayments	58,400	—
Payment-in-kind interest capitalized	(501)	—
Changes in operating assets and liabilities:
Interest receivable	(5,632)	—
Receivable from Adviser	(6,688)	(4,275)
Other assets	(546)	(953)
Interest payable	4,259	—
Open trade payable	379	—
Base management fees payable	922	—
Income incentive fees payable	1,048	—
Payable to Adviser	3,455	682
Payable to Affiliates	2,790	4,546
Net cash provided by (used for) operating activities	(648,261)	—
Cash flows from financing activities:
Debt borrowings	1,163,930	—
Debt repayments	(906,496)	—
Capitalized debt issuance costs paid	(2,998)	—
Proceeds from issuance of common shares	295,000	10
Distributions paid	(16,200)	—
Net cash provided by (used in) financing activities	533,236	10
Cash, cash equivalents and restricted cash
Net increase (decrease) in cash, cash equivalents and restricted cash	(115,025)	10
Cash, cash equivalents and restricted cash, beginning of period	136,541	—
Cash, cash equivalents and restricted cash, end of period	$21,516	$10
Supplemental disclosures of non-cash information
Cash paid for interest	$18,068	$—
Accrued but unpaid debt financing costs	$—	$843
Stock issued in connection with dividend reinvestment plan	$25	$—

(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

The following table presents cash and cash equivalents and restricted cash by category within the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$6,661	$131,621
Restricted cash	14,855	4,920
Cash, cash equivalents and restricted cash	$21,516	$136,541

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited)

September 30, 2025

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	12/2/2024	12/3/2031	$—	$(72)	$—	0.0%	*(6)(7)(8)(9)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	9.52%	12/2/2024	12/3/2031	60,289	59,328	59,686	11.9%	*3a(6)(7)(9)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	7/24/2025	7/24/2032	—	(17)	(17)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.75%	-	7/24/2025	7/24/2032	—	(70)	(70)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 4.75%	6.57% cash / 2.88% PIK	7/24/2025	7/24/2032	42,248	41,835	41,835	8.3%	*3b(6)
						102,537	101,004	101,434	20.2%

Automobile Components						`
First Brands Group, LLC	First Lien Term Loan	SOFR + 5.00%	9.28%	6/16/2025	3/30/2027	44,800	36,677	20,350	4.1%	*3b(11)(12)
First Brands Group, LLC	First Lien Term Loan #2	SOFR + 10.00%	14.28%	9/25/2025	9/26/2026	379	379	379	0.1%	*3b(6)
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.50%	9.82%	11/1/2024	11/3/2031	25,000	24,774	24,938	5.0%	*3b(6)
						70,179	61,830	45,667	9.2%

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(16)	(8)	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(9)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.50%	6/13/2025	6/14/2032	17,904	17,823	17,859	3.6%	*3b(6)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.71%	1/31/2025	2/2/2032	2,577	2,556	2,577	0.5%	*3b(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/31/2025	2/2/2032	—	(16)	—	0.0%	*(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 4.50%	6.56% cash / 2.75% PIK	1/31/2025	2/2/2032	28,656	28,582	28,656	5.7%	*3b(6)
Thompson Safety LLC	First Lien Revolving Loan	SOFR + 5.00%	-	6/25/2025	6/25/2032	—	(17)	(9)	0.0%	*(6)(8)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	6/25/2025	6/25/2032	—	(84)	—	0.0%	*(6)(8)
						49,137	48,819	49,075	9.8%

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	-	5/8/2025	12/14/2028	—	(55)	(30)	0.0%	*(6)(8)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.95%	5/8/2025	12/14/2028	11,940	11,832	11,850	2.4%	*3c(6)
						11,940	11,777	11,820	2.4%

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.23%	4/29/2025	10/24/2030	42,248	41,561	41,876	8.3%	*3b(6)(8)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	9.31%	4/29/2025	10/24/2030	25,387	25,148	25,260	5.0%	*3b(6)
						67,635	66,709	67,136	13.3%
Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 5.00%	-	4/16/2025	4/22/2032	—	(35)	(35)	0.0%	*(6)(7)(8)
Cliffwater LLC	First Lien Term Loan	SOFR + 5.00%	9.31%	4/16/2025	4/22/2032	47,291	46,918	46,942	9.3%	*3b(6)(7)
						47,291	46,883	46,907	9.3%

Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.82%	7/24/2025	4/16/2032	50,000	45,018	44,795	8.9%	*3b(11)

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.26%	3/31/2025	12/22/2027	1,565	1,477	1,565	0.3%	*3a(6)(8)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	10/21/2024	9/17/2031	—	(9)	—	0.0%	*(6)(8)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2024	9/17/2031	—	(14)	—	0.0%	*(6)(8)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.50%	8.52%	10/21/2024	9/17/2031	13,603	13,512	13,603	2.7%	*3b(6)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.95%	2/19/2025	2/19/2032	5,610	5,532	5,554	1.1%	*3b(6)(8)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	10.00%	2/19/2025	2/19/2031	2,775	2,708	2,719	0.5%	*3b(6)(8)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.95%	2/19/2025	2/19/2032	58,354	57,809	57,916	11.5%	*3b(6)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/29/2025	5/29/2032	—	(16)	(11)	0.0%	*(6)(8)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	9.00%	5/29/2025	5/29/2032	15,484	15,265	15,290	3.0%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	5/29/2025	5/29/2030	—	(31)	(28)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(14)	(14)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(5)	(5)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	9.54%	9/2/2025	7/2/2030	8,357	8,322	8,322	1.7%	*3b(6)
						105,748	104,536	104,911	20.8%

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(17)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(41)	(19)	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(64)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	9.16%	10/21/2024	8/7/2031	6,926	6,827	6,891	1.4%	*3a(6)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	9.16%	10/21/2024	8/7/2031	44,170	43,709	43,949	8.8%	*3a(6)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(25)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(40)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.75%	10/21/2024	6/27/2031	56,611	56,233	56,611	11.3%	*3b(6)
Xifin, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	8/5/2025	7/31/2031	—	(8)	(8)	0.0%	*(6)(8)
Xifin, Inc.	First Lien Term Loan	SOFR + 5.00%	9.00%	8/5/2025	7/31/2031	16,923	16,882	16,882	3.4%	*3b(6)
						124,630	123,456	124,306	24.9%

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(29)	(29)	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(27)	(27)	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.70%	7/29/2025	7/29/2031	19,211	18,950	18,950	3.8%	*3b(6)
						19,211	18,894	18,894	3.8%

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.50%	10/21/2024	9/29/2028	182	179	182	0.0%	*3b(6)(8)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.50%	10/21/2024	9/29/2028	211	205	208	0.0%	*3b(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.50%	10/21/2024	9/29/2028	211	210	211	0.0%	*3b(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.50%	10/21/2024	9/29/2028	11,236	11,171	11,208	2.2%	*3b(6)
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/21/2024	8/25/2028	—	(68)	—	0.0%	*(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	9.20%	10/21/2024	8/25/2028	25,371	25,331	25,371	5.1%	*3b(6)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	8/29/2025	8/29/2032	—	(37)	(37)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	8/29/2025	8/29/2032	—	(33)	(33)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.50%	8/29/2025	8/29/2032	39,109	38,722	38,722	7.7%	*3b(6)
						76,320	75,680	75,832	15.0%

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(19)	-	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(19)	(10)	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	9.00%	1/9/2025	1/9/2032	18,703	18,567	18,610	3.7%	*3b(6)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	9/12/2025	9/13/2032	—	(21)	(21)	0.0%	*(6)(8)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.56%	9/12/2025	9/13/2032	43,750	43,533	43,533	8.7%	*3b(6)
						62,453	62,041	62,112	12.4%
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	10.41%	11/20/2024	11/20/2030	19,850	19,542	19,652	3.9%	*3a(6)
FGI Acquisition Corp.	First Lien Term Loan	SOFR + 5.50%	9.66%	5/23/2025	5/21/2032	49,875	48,911	49,002	9.8%	*3b(6)
						69,725	68,453	68,654	13.7%

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	10.15%	8/13/2025	8/13/2030	25,000	24,789	24,789	4.9%	*3a(6)
						25,000	24,789	24,789	4.9%

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	11/1/2024	9/22/2028	—	(14)	(4)	0.0%	*(6)(8)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	9.31%	11/1/2024	9/22/2028	15,615	15,491	15,576	3.1%	*3b(6)
						15,615	15,477	15,572	3.1%

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	10/17/2031	—	(69)	(16)	0.0%	*(6)(8)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	10/21/2024	10/17/2031	43,433	42,944	43,324	8.6%	*3c(6)
						43,433	42,875	43,308	8.6%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.70%	5/20/2025	6/21/2029	46,173	46,173	46,173	9.2%	*3b(6)
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	5/20/2025	6/21/2028	—	—	—	0.0%	*(6)(8)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.75%	-	8/13/2025	8/16/2032	—	(7)	(7)	0.0%	*(6)(8)
Flexera Software LLC	First Lien Term Loan	EURIBOR + 4.75%	6.63%	8/13/2025	8/16/2032	10,601	12,385	12,425	2.5%	*3e(6)(13)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.75%	8.96%	8/13/2025	8/16/2032	35,127	35,040	35,040	7.0%	*3b(6)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(11)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(13)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.66%	1/10/2025	1/12/2032	17,179	17,128	17,179	3.4%	*3a(6)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.75%	11/12/2024	2/10/2028	200	197	200	0.0%	*3b(6)(8)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.75%	11/5/2024	2/10/2028	47,504	47,430	47,504	9.5%	*3b(6)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.50%	10/21/2024	8/29/2031	4,162	4,162	4,162	0.8%	*3b(6)(8)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2024	8/29/2031	—	(6)	—	0.0%	*(6)(8)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.50%	10/21/2024	8/29/2031	19,976	19,932	19,976	4.0%	*3b(6)
						180,922	182,410	182,652	36.4%

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.68%	10/21/2024	7/25/2028	42,416	42,145	42,416	8.4%	*3b(6)(8)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	-	9/25/2025	7/25/2028	—	(113)	(113)	0.0%	*(6)(8)
						42,416	42,032	42,303	8.4%

Total debt investments						$1,164,192	1,142,683	1,130,167	225.1%

Non-controlled/Non-affiliated equity investments
Equity investments
Commercial Services & Supplies
Firebird Co-Invest L.P.	LP Interest			1/29/2025	N/A		4,790	5,103	1.0%	*(8)(10)
Total equity investment							4,790	5,103	1.0%
Total investments							1,147,473	1,135,270	226.1%

Money market funds (included in cash and cash equivalents and restricted cash)
Goldman Sachs Financial Square Government Institutional Fund			4.03%				20,051	20,051	4.0%
State Street Institutional Treasury Money Market Fund			4.10%				1	1	0.0%
Total money market funds							20,052	20,052	4.0%
Total investments and money market funds							$1,167,525	$1,155,322	230.1%
(1)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, all of the Company's investments were non-controlled, non-affiliated.
(2)
As of September 30, 2025, the Company had one portfolio company investment on non-accrual status with a fair value of $20,350.
(3)
Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of September 30, 2025, 95.7% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.13% as of September 30, 2025.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.98% as of September 30, 2025.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.85% as of September 30, 2025.
d.
Denotes that all or a portion of the contract was indexed to the 360-day Term SOFR which was 3.66% as of September 30, 2025.
e.
Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of September 30, 2025.

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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 9.0% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $5,103 or 1.0% of the Company’s net assets.
(11)
This investment is valued using observable inputs and is considered a Level 2 investment.
(12)
Investment is on non-accrual status as of September 30, 2025.
(13)
This investment is denominated in Euros.

* All or a portion of the investment collateralizes one or more of the Company's borrowing facilities (Note 6).

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited) (Continued)

September 30, 2025

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of September 30, 2025, total unfunded commitments were $300,297.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	$15,936
AMI Buyer, Inc.	Revolving Loan	6,349
Anaplan, Inc.	Revolving Loan	3,479
Apex Service Partners, LLC	Delayed Draw Term Loan	32,238
Chartis Group, LLC, The	Delayed Draw Term Loan	4,196
Chartis Group, LLC, The	Revolving Loan	2,098
Cliffwater LLC	Revolving Loan	4,507
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	1,698
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan #2	9,057
Coding Solutions Acquisition, Inc.	Revolving Loan	3,817
Cooper's Hawk Intermediate Holding, LLC	Delayed Draw Term Loan	3,947
Cooper's Hawk Intermediate Holding, LLC	Revolving Loan	1,842
CSafe Acquisition Company, Inc.	Delayed Draw Term Loan	12,000
Elk Bidco, Inc.	Delayed Draw Term Loan	3,730
Elk Bidco, Inc.	Revolving Loan	3,357
Endor Purchaser, Inc.	Delayed Draw Term Loan	4,167
Endor Purchaser, Inc.	Revolving Loan	2,083
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	14,083
Firebird Acquisition Corp, Inc.	Revolving Loan	5,000
Firebird Co-Invest L.P.	Equity	250
Flexera Software LLC	Revolving Loan	2,695
Galway Borrower LLC	Delayed Draw Term Loan	940
Galway Borrower LLC	Revolving Loan	788
IG Investments Holdings, LLC	Revolving Loan	1,767
InhabitlQ, Inc.	Delayed Draw Term Loan	4,784
InhabitlQ, Inc.	Revolving Loan	2,990
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	11,201
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	7,540
Koala Investment Holdings, Inc.	Revolving Loan	3,351
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
Mountain Parent, Inc.	Revolving Loan	6,224
MRI Software LLC	Revolving Loan	1,797
OLO Parent, Inc.	Revolving Loan	4,167
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,962
SimonMed, Inc.	Delayed Draw Term Loan	5,625
SimonMed, Inc.	Revolving Loan	4,725
Solis Mammography Buyer, Inc.	Delayed Draw Term Loan	2,239
Solis Mammography Buyer, Inc.	Revolving Loan	2,239
Spotless Brands, LLC	Delayed Draw Term Loan	5,816
Spotless Brands, LLC	Delayed Draw Term Loan	30,000
Star Holdings Bidco, Inc.	Delayed Draw Term Loan	5,571
Star Holdings Bidco, Inc.	Revolving Loan	1,071
Superman Holdings, LLC	Delayed Draw Term Loan	2,359
Superman Holdings, LLC	Revolving Loan	2,901
Thompson Safety LLC	Delayed Draw Term Loan	17,500
Thompson Safety LLC	Revolving Loan	1,750
Titan BW Borrower L.P.	Delayed Draw Term Loan	3,571
Titan BW Borrower L.P.	Revolving Loan	7,143
Xifin, Inc.	Revolving Loan	3,077
		$300,297
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of September 30, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

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

AGL Private Credit Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of December 31, 2024, total unfunded commitments were $150,502.

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

AGL Private Credit Income Fund

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares, per share data, percentages and as otherwise noted)

Note 1. Organization

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (Date of Inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act (the “1940 Act”) on October 11, 2024. On October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and commenced operations (“Commencement of Operations”). The Company is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio. The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) commencing with our taxable year ended December 31, 2024 and intend to qualify as a RIC annually thereafter.

On August 13, 2024, the Company formed two wholly owned subsidiaries, PCIF Vigilant Funding LLC (“PCIF Vigilant”) and PCIF Defender Funding LLC (“PCIF Defender”), both Delaware limited liability companies.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the results of its wholly owned subsidiaries, PCIF Vigilant and PCIF Defender. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and highly liquid investments, including money market funds, not held for resale with original maturities of three months or less at the date of purchase. Cash consists of deposits held at a custodian bank and, at times, may exceed insured limits under applicable law. As of September 30, 2025 and December 31, 2024, the Company held cash equivalents (including money market accounts) of $5,827 and $130,928, respectively.

Restricted cash

Restricted cash includes amounts in reserve to fund draws on our credit borrowing facilities. As of September 30, 2025 and December 31, 2024, the Company held cash equivalents (including money market accounts) of $14,225 and $3,794, respectively.

Foreign currency translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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

PIK Income

The Company has investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized income is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

If a portfolio company's valuation indicates the value of its PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. During the three and nine months ended September 30, 2025, the Company had $434 and $762, respectively, of PIK interest income. During the three and nine months ended September 30, 2024, the Company had no PIK interest income.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, the Company had one portfolio company investment on non-accrual status with a fair value of $20,350. As of December 31, 2024, the Company had no portfolio company investments on non-accrual status.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. During the three and nine months ended September 30, 2025 and 2024, there were no securities generating dividend income nor distributions from LLCs or LPs.

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

Offering Costs

Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s initial offering.

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

Distributions

The Company intends to declare and pay distributions on a quarterly basis. The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”) pursuant to which shareholders can elect to “opt out” of reinvesting distributions in their Subscription Agreements. Absent “opt outs” the Company will reinvest all the distributions declared by the Board on behalf of participants. As a result, if the Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP, will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

Income Taxes

The Company has elected to be treated as a RIC under the Code and to operate in a manner so as to qualify each year for the tax treatment applicable to RICs. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions through September 30, 2025. The Company's tax returns since inception remain subject to examination by U.S. federal and most state tax authorities.

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to maintain qualification for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of (i) its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

For the three and nine months ended September 30, 2025, the Base Management Fee incurred by the Company was $1,185 and $2,771, respectively. For the three and nine months ended September 30, 2024, the Company did not incur any Base Management Fee.

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

For the three and nine months ended September 30, 2025, the Income Incentive Fees incurred by the Company were $1,413 and $3,267, respectively. For the three and nine months ended September 30, 2024, the Company did not incur any Income Incentive Fee.

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

For the three and nine months ended September 30, 2025, there was $(25) and $30, respectively, accrual for the capital gain incentive fee under U.S. GAAP. For the three and nine months ended September 30, 2024, the Company had no accrual for the capital gain incentive fee.

The Adviser voluntarily has agreed to partially waive capital gain incentive fees. For the three months ended September 30, 2025, the Adviser waived no capital gain incentive fees. For the nine months ended September 30, 2025, the Adviser waived $30 of capital gain incentive fees.

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

For the three and nine months ended September 30, 2025, the Company incurred $941 and $2,791, respectively, for allocated shared services under the Administration Agreement. As of September 30, 2025 and December 31, 2024, $3,619 and $829, respectively, in administrative service fees were unpaid and are reflected in payable to affiliates as of September 30, 2025.

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

No Reimbursement Payment for any quarter is made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365- day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

For the three and nine months ended September 30, 2025, the expense reimbursements recognized by the Company were $2,131 and $6,688, respectively. For the three and nine months ended September 30, 2024, the expense reimbursements recognized by the Company were $736 and $4,274, respectively.

Co-Investment Relief

The Company and the Adviser have received an exemptive order (as amended, the “Order”) from the SEC that permits the Company and the Adviser, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or AGL that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company, the Adviser’s other clients and the AGL funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Adviser will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting. The Company has filed an application for a new exemptive relief to apply for more flexible co-investment conditions which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost/amortized cost and fair value as of September 30, 2025 and December 31, 2024:

		As of September 30, 2025			As of December 31, 2024
		Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	(1)	$1,142,683	$1,130,167	99.6%	$472,411	$473,126	100.0%
Equity		4,790	5,103	0.4%	—	—	—
Total		$1,147,473	$1,135,270	100.0%	$472,411	$473,126	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at cost/amortized cost and fair value as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$101,004	$101,434	8.9%	$59,161	$59,161	12.5%
Automobile Components	61,830	45,667	4.0%	24,754	24,754	5.2%
Commercial Services & Supplies	53,609	54,178	4.8%	—	—	—
Containers & Packaging	11,777	11,820	1.0%	—	—	—
Diversified Consumer Services	66,709	67,136	5.9%	—	—	—
Diversified Financial Services	46,883	46,907	4.1%	—	—	—
Health Care Equipment & Supplies	45,018	44,795	4.0%	—	—	—
Health Care Providers & Services	104,536	104,911	9.2%	13,580	13,580	2.9%
Health Care Technology	123,456	124,306	10.9%	99,402	99,402	21.0%
Hotels, Restaurants & Leisure	18,894	18,894	1.7%	—	—	—
Insurance	75,680	75,832	6.8%	32,194	32,194	6.8%
IT Services	62,041	62,112	5.5%	—	—	—
Machinery	68,453	68,654	6.0%	19,656	19,656	4.2%
Paper & Forest Products	—	—	—	22,810	23,525	5.0%
Personal Care Products	24,789	24,789	2.2%	—	—	—
Professional Services	15,477	15,572	1.4%	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	42,875	43,308	3.8%	44,582	44,582	9.4%
Software	182,410	182,652	16.1%	114,464	114,464	24.2%
Specialty Retail	42,032	42,303	3.7%	26,243	26,243	5.5%
Total	$1,147,473	$1,135,270	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of a portfolio company’s business.

	As of September 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,088,217	$1,075,584	94.7%	$413,250	$413,965	87.5%
United Kingdom	59,256	59,686	5.3%	59,161	59,161	12.5%
Total	$1,147,473	$1,135,270	100.0%	$472,411	$473,126	100.0%

Note 5. Fair Value Measurements

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements: As of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$65,145	$1,065,022	$1,130,167
Money market funds	20,052	—	—	20,052
Total assets, at fair value:	$20,052	$65,145	$1,065,022	$1,150,219

	Fair Value Measurements: As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$23,525	$449,601	$473,126
Money market funds	134,722	—	—	134,722
Total assets, at fair value:	$134,722	$23,525	$449,601	$607,848

Investments with a fair value of $5,103 as of September 30, 2025 were excluded from the fair value hierarchy leveling table as the fair value of the investments were measured at NAV using NAV as a practical expedient.

As of September 30, 2025, the Company held one investment measured at fair value using the net asset value (“NAV”) practical expedient under ASC 820. This investment consisted of an interest in a limited partnership that qualifies as an investment company under ASC 946. The limited partnership holds a single portfolio investment. The NAV of the limited partnership is provided by the general partner and is based on the fair value of the underlying investment, which is determined in accordance with U.S. GAAP. The Company believes that the NAV of the limited partnership represented the fair value of the investment at the measurement date.

The following table presents a summary of the investment measured using NAV as a practical expedient:

	As of September 30, 2025
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interest	$5,103	$250	Not redeemable	N/A	Liquidity in the form of distributions

The Company does not have the ability to redeem its interest in the limited partnership. Distributions, if any, may occur at irregular intervals or not at all, and the exact timing of distributions cannot be determined. Distributions are expected to be received through the dissolution, and subsequent termination, of the partnership.

The following table presents changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2025:

Nine months ended September 30, 2025
First Lien Debt
Fair value, beginning of period	$449,601
Purchase of investments	680,979
Payment-in-kind interest capitalized	501
Proceeds from sale of investments and principal repayments	(34,620)
Transfers out of Level 3	(36,400)
Net accretion of discount and amortization of premium	928
Net change in unrealized appreciation (depreciation) on investments	4,033
Fair value, end of period	$1,065,022
Net change in unrealized appreciation (depreciation) related to financial instruments	$4,033

Investments that were transferred into and out of Level 3 during the nine months ended September 30, 2025 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents quantitative information about significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$777,506	Income Approach	Discount Rate	8.19%	10.44%	8.89%
First lien debt	287,516	Recent Transaction	Transaction Price	98.50%	100.00%	99.30%
Total, at fair value:	$1,065,022

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

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of September 30, 2025 and December 31, 2024, the fair value of the Company’s debt was categorized as Level 3 within the fair value hierarchy and deemed to be equal to carry value due to their redemptive provisions.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole stockholder and Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and the sole stockholder declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the prior 200% asset coverage requirement under the 1940 Act. As of September 30, 2025 and December 31, 2024, the Company's asset coverage for borrowed amounts were 177.4% and 156.4%, respectively.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$391,196	1,564.4	$—	N/A
March 31, 2025	$456,000	1,590.6	$—	N/A
June 30, 2025	$524,600	1,706.2	$—	N/A
September 30, 2025	$648,630	1,774.1	$—	N/A
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
(4)
The Company's senior securities are not registered for public trading.

The following tables present borrowings by the Company as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$400,000	$295,180	$104,820	$294,780	October 18, 2032	3 Month SOFR + 2.05%
SocGen Subline Facility	150,000	3,250	146,750	588	September 16, 2026	3 Month SOFR + 2.20%
Natixis Revolving Credit Facility	300,000	210,700	89,300	208,489	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	250,000	139,500	110,500	137,708	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,100,000	$648,630	$451,370	$641,565

	As of December 31, 2024
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$300,000	$208,550	$91,450	$207,049	October 18, 2029	3 Month SOFR + 2.15%
SocGen Subline Facility	250,000	120,646	129,354	118,176	October 17, 2025	3 Month SOFR + 2.45%
Natixis Revolving Credit Facility	300,000	62,000	238,000	59,379	December 20, 2029	3 Month SOFR + 2.00%
Total	$850,000	$391,196	$458,804	$384,604

A summary of the Company’s maturity requirements for borrowings as of September 30, 2025 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$295,180	$—	$—	$—	$295,180
SocGen Subline Facility	3,250	3,250	—	—	—
Natixis Revolving Credit Facility	210,700	—	—	210,700	—
Natixis ABL Facility	139,500	—	—	—	139,500
Total	$648,630	$3,250	$—	$210,700	$434,680

As of September 30, 2025, the maximum aggregate capacity on all of the Company's facilities was $1,100,000, with total borrowings outstanding of $648,630. As of December 31, 2024, the maximum aggregate capacity on all of the Company's facilities was $850,000, with total borrowings outstanding of $391,196. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, the Company's liquidity requirements, contractual and regulatory restrictions and other factors.

For the three and nine months ended September 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for all facilities in the aggregate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$9,772	$—	$22,200	$—
Facility fees	333	—	1,072	—
Amortization of deferred financing costs	734	—	2,314	—
Total interest and other financing costs	$10,839	$—	$25,586	$—
Cash paid for interest expense	$6,349	$—	$18,068	$—
Annualized weighted average interest rate	6.3%	—%	6.4%	—%
Weighted average debt outstanding balance(1)	$607,346	$—	$460,122	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

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

From the date of execution of the SocGen ABL Facility until the nine-month anniversary thereof, no daily commitment fee was incurred. During the remaining life of the SocGen ABL Facility, the Company will pay an annual non-use fee of 1.00%, accruing on the portion of the undrawn commitment that is greater than 65.00% of the total commitment under the SocGen ABL Facility and 0.50% per annum, accruing on the portion of the undrawn commitment that is less than or equal to 65.00% of the total commitment under the SocGen ABL Facility.

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

The Company may borrow amounts in U.S. dollars or certain other currencies. As of September 30, 2025, the Company had outstanding debt denominated in Euros (EUR) $10.6 million on its SocGen ABL Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had no outstanding debt denominated in foreign currencies on its SocGen ABL Facility, included in the outstanding principal amount in the table below.

As of September 30, 2025 and December 31, 2024, the Company had outstanding debt of $295,180 and $208,550, respectively, under the SocGen ABL Facility.

For the three and nine months ended September 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the SocGen ABL Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$4,970	$—	$13,892	$—
Facility fees	78	—	78	—
Amortization of deferred financing costs	166	—	470	—
Total interest and other financing costs	$5,214	$—	$14,440	$—
Cash paid for interest expense	$4,373	$—	$13,119	$—
Annualized weighted average interest rate	6.3%	—%	6.4%	—%
Weighted average debt outstanding balance(1)	$308,839	$—	$286,919	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

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

On July 3, 2025, the Company requested a reduction of the maximum borrowing amount under the SocGen Subline Facility from $250,000 to $150,000. The effective date of such reduction was July 7, 2025. The reduction resulted in a realized loss on the early extinguishment of debt of $211 for the three months ended September 30, 2025, such amount representing a pro rata portion of the unamortized deferred financing costs on the effective date of the reduction.

On September 17, 2025, the Company entered into an amendment to the SocGen Subline Facility. Among other things, the parties have agreed in the amendment to extend the stated maturity date of the SocGen Subline Facility from October 17, 2025, to September 16, 2026 and to reduce the pricing on the SocGen Subline Facility to (a) at any time when the dollar equivalent of the principal obligations is less than 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.20% and (ii) with respect to any reference rate loan, an annual rate of 1.20%, and (b) at any time when the dollar equivalent of the principal obligations is greater than or equal to 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.05% and (ii) with respect to any reference rate loan, an annual rate of 1.05%. By its terms, the Amendment also obligates the Fund to pay an annual extension fee equal to 0.25% of the commitment amount of each extending lender, with such extension fee to be pro-rated for the period from October 17, 2025, through the new stated maturity date.

As of September 30, 2025 and December 31, 2024, the Company had outstanding debt of $3,250 and $120,646, respectively, under the SocGen Subline Facility.

For the three and nine months ended September 30, 2025 and 2024, the components of interest and other financing expenses, facility fees, annualized average stated interest rates and average outstanding balances for the SocGen Subline Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$196	$—	$551	$—
Facility fees	111	—	472	—
Amortization of deferred financing costs	313	—	1,273	—
Total interest and other financing costs	$620	$—	$2,296	$—
Cash paid for interest expense	$18	$—	$1,170	$—
Annualized weighted average interest rate	6.6%	—%	6.8%	—%
Weighted average debt outstanding balance(1)	$11,582	$—	$10,695	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

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

As of September 30, 2025 and December 31, 2024, the Company had outstanding debt of $210,700 and $62,000, respectively, under the Natixis Revolving Credit Facility.

For the three and nine months ended September 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis Revolving Credit Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$2,707	$—	$5,710	$—
Facility fees	127	—	505	—
Amortization of deferred financing costs	151	—	455	—
Total interest and other financing costs	$2,985	$—	$6,670	$—
Cash paid for interest expense	$1,958	$—	$3,779	$—
Annualized weighted average interest rate	6.3%	—%	6.3%	—%
Weighted average debt outstanding balance(1)	$167,708	$—	$119,197	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

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

As of September 30, 2025 and December 31, 2024, the Company had outstanding debt of $139,500 and $0, respectively, under the Natixis ABL Facility.

For the three and nine months ended September 30, 2025 and 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis ABL Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(2)	2025	2024(2)
Stated interest expense	$1,899	$—	$2,047	$—
Facility fees	17	—	17	—
Amortization of deferred financing costs	104	—	116	—
Total interest and other financing costs	$2,020	$—	$2,180	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized weighted average interest rate	6.2%	—%	6.2%	—%
Weighted average debt outstanding balance(1)	$119,217	$—	$43,311	$—

(1)
Based on the weighted average debt outstanding for the period presented.
(2)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

Note 7. Commitments and Contingencies

Commitments: The Company has various commitments to fund first lien senior secured revolving and delayed draw loans. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date. As of September 30, 2025, the total unfunded commitments were $300,297. As of December 31, 2024, the total unfunded commitments were $150,502.

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

Legal proceedings: From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of September 30, 2025 and December 31, 2024, the Company’s total net assets were $502,122 and $220,782, respectively, as detailed in the table below, and the net asset value per share was $24.33 and $25.21, respectively.

	Common Shares
	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024	8,758,495	$9		$219,975	$798	$220,782
Net increase in net assets resulting from operations:
Net investment income	—	—		—	5,373	5,373
Net realized gain on investment transactions	—	—		—	957	957
Net change unrealized appreciation (depreciation) on investments	—	—		—	(1,342)	(1,342)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	159	0	(1)	4	—	4
Distributions declared	—	—		—	(6,306)	(6,306)
Capital share transactions:
Issuance of common shares	1,991,239	2		49,998	—	50,000
Balance at March 31, 2025	10,749,893	11		269,977	(520)	269,468
Net increase in net assets resulting from operations:
Net investment income	—	—		—	7,580	7,580
Net realized gain on investment transactions	—	—		—	—	—
Net change unrealized appreciation (depreciation) on investments and foreign currency translation	—	—		—	826	826
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	404	0	(1)	10	—	10
Distributions declared	—	—		—	(7,418)	(7,418)
Capital share transactions:	—	—		—	—	—
Issuance of common shares	3,998,401	4		99,996	—	100,000
Balance at June 30, 2025	14,748,698	15		369,983	468	370,466
Net increase in net assets resulting from operations:
Net investment income	—	—		—	9,916	9,916
Net realized gain on investment transactions	—	—		—	57	57
Net realized gain (loss) on extinguishment of debt	—	—		—	(211)	(211)
Net change unrealized appreciation (depreciation) on investments	—	—		—	(12,442)	(12,442)
Net change unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(57)	(57)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	451	0	(1)	12	—	12
Distributions declared	—	—		—	(10,619)	(10,619)
Capital share transactions:	—	—		—	—	—
Issuance of common shares	5,889,520	6		144,994	—	145,000
Balance at September 30, 2025	20,638,669	$21		$514,989	$(12,888)	$502,122

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

The Company is authorized to issue an unlimited number of Common Shares. As of September 30, 2025 and December 31, 2024, the Company had issued 20,638,669 shares and 8,758,495 shares, respectively, and all are outstanding. As of September 30, 2025 and

December 31, 2024, the Company had executed subscription agreements with investors for $1,268,560 and $1,003,560, respectively, of capital commitments.

The following table summarizes the Company’s common stock transactions during the nine months ended September 30, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Dividend Reinvestment	7/30/2025	451	25.32	12
Capital Contribution	9/24/2025	5,889,520	24.62	145,000
		11,880,174		$295,026

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

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of September 30, 2025, the Company has not commenced the Share Repurchase Program.

Distribution Reinvestment Plan

The Company has a voluntary DRIP that provides for the automatic reinvestment of all cash distributions declared by the Board unless a shareholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the shareholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common shares, rather than receiving the cash distribution. Shareholders who receive distributions in the form of shares of common shares will generally be subject to the same federal, state and local tax consequences as if they received cash distributions. A shareholder’s basis for determining gain or loss upon the sale of shares received in a distribution will be equal to the amount treated as a distribution for U.S. federal income tax purposes, which will generally be equal to the cash that the shareholder would have received in the applicable distribution. Any shares received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the shareholder's account.

The following table details the Company’s distributions during the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 12, 2025	March 12, 2025	April 30, 2025	$6,306	$0.72
June 4, 2025	June 4, 2025	July 30, 2025	7,418	0.69
August 27, 2025	August 27, 2025	October 30, 2025	10,619	0.72
			$24,343	$2.13

There were no distributions declared during the nine months ended September 30, 2024.

Note 9. Distributable Taxable Income

The Company has elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the Company level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2025). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the three and nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Increase in net assets resulting from operations	$10,658	$—
Adjustments:
Net unrealized (appreciation)/depreciation on investments	12,958	—
Translation of assets and liabilities in foreign currencies	57
Other book/tax differences	657	—
Taxable income	$24,330	$—
Taxable income per weighted average shares	$2.07	N/A

As of September 30, 2025 and December 31, 2024, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

	As of September 30, 2025	As of December 31, 2024
Book cost	$1,147,473	$472,411
Items affecting tax cost	607	—
Tax cost	$1,148,080	$472,411

Gross unrealized appreciation	$4,346	$715
Gross unrealized depreciation	(17,253)	—
Net unrealized investment appreciation/(depreciation)	$(12,907)	$715

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Nine months ended September 30, 2025 (7)
Net asset value at beginning of period	$25.21
Net investment income per share(2)	1.93
Net gain (loss) on investment transactions per share(3)	(0.66)
Net realized gain (loss) on extinguishment of debt	(0.02)
Distributions declared	(2.13)
Net asset value at end of period	$24.33
Common Shares outstanding, end of period	20,638,669
Weighted average Common Shares outstanding	11,833,733
Ratio/Supplemental Data:
Net assets at end of period	$502,122
Annualized ratio of net investment income - after tax to average net assets	10.3%
Annualized ratio of net expenses before expense support to average net assets(4)	17.2%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	14.2%
Total return based on net asset value per share (not annualized)	5.0%
Portfolio turnover rate	7.4%
Asset coverage ratio(6)	177.4%
Capital Commitments Data:
Capital commitments	$1,268,560
Funded capital commitments	$515,010
% of capital commitments funded	40.6%

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
(7)
Financial highlights for the nine months ended September 30, 2024 are not presented because the Company did not commence operations until October 21, 2024.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2025:

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
Net increase (decrease) in net assets resulting from operations	$(2,737)	$10,658
Basic and diluted weighted average shares outstanding	15,197,123	11,833,733
Basic and diluted earnings per share	$(0.18)	$0.90
Basic and diluted net investment income per share	$0.65	$1.93

Earnings per share for the three and nine months ended September 30, 2024 are not presented because the Company did not commence operations until October 21, 2024.

Note 12. Subsequent Events

On October 30, 2025, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.72 per share. The distribution was declared on August 27, 2025, to shareholders of record on August 27, 2025.

On October 23, 2025, the Company entered into that certain Amendment No. 5 to the Loan Agreement related to the SocGen ABL Facility (the “Amendment”), among the Company, as equity holder and servicer, PCIF Vigilant, a wholly owned subsidiary of the Company, as borrower, Société Générale, as agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as document custodian, and the lenders party thereto. The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $400.0 million to $500.0 million, a revision of the margin applicable to borrowings under the facility from 2.05% to 1.90% during the revolving period, and from 2.50% to 2.25% after the revolving period, and an extension of each of the revolving period and the facility maturity date by one year.

Subsequent to September 30, 2025, through November 6, 2025, we committed to additional investment transactions, representing aggregate commitments of approximately $233.0 million.

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

For the three and nine months ended September 30, 2025, we incurred $0.9 million and $2.8 million, respectively, for allocated shared services under the Administration Agreement which are reflected as of September 30, 2025 and December 31, 2024, included in Payable to Affiliates are $3.6 million and $0.8 million, respectively, for accrued allocated shared services under the Administration Agreement.

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

Portfolio and Investment Activity

As of September 30, 2025, our portfolio had a fair value of approximately $1,135.3 million. The following table summarizes our portfolio and investment activity during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(1)	2025	2024(1)
Total investments, beginning of period	$837,671	$—	$473,126	$—
New investments purchased	335,359	—	730,809	—
Payment-in-kind interest capitalized	308	—	501	—
Proceeds from sale of investments and principal repayments	(26,329)	—	(58,400)	—
Net accretion of discount on investments	703	—	1,235	—
Net realized gain (loss) on investment transactions	—	—	957	—
Net unrealized appreciation (depreciation) from investments	(12,442)	—	(12,958)	—
Total investments, end of period	$1,135,270	$—	$1,135,270	$—
Number of portfolio companies at beginning of period	28	—	17	—
Number of new portfolio companies	9	—	21	—
Number of realized portfolio companies	1	—	2	—
Number of portfolio companies at end of period	36	—	36	—

(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

The following table is a summary of certain characteristics of our investment portfolio as of September 30, 2025. Weightings are based on the funded par value of each respective investment as of September 30, 2025. All portfolio company information is presented as of the initial origination date of each investment.

	As of September 30, 2025
Weighted average net leverage	5.5	x
Weighted average loan-to-value	42.7%
Weighted average interest coverage	1.9	x
Financial sponsor backed	94.0%

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

Investments

The industry compositions of the portfolio at cost/amortized cost and fair value as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$101,004	$101,434	8.9%	$59,161	$59,161	12.5%
Automobile Components	61,830	45,667	4.0%	24,754	24,754	5.2%
Commercial Services & Supplies	53,609	54,178	4.8%	—	—	—
Containers & Packaging	11,777	11,820	1.0%	—	—	—
Diversified Consumer Services	66,709	67,136	5.9%	—	—	—
Diversified Financial Services	46,883	46,907	4.1%	—	—	—
Health Care Equipment & Supplies	45,018	44,795	4.0%	—	—	—
Health Care Providers & Services	104,536	104,911	9.2%	13,580	13,580	2.9%
Health Care Technology	123,456	124,306	10.9%	99,402	99,402	21.0%
Hotels, Restaurants & Leisure	18,894	18,894	1.7%	—	—	—
Insurance	75,680	75,832	6.8%	32,194	32,194	6.8%
IT Services	62,041	62,112	5.5%	—	—	—
Machinery	68,453	68,654	6.0%	19,656	19,656	4.2%
Paper & Forest Products	—	—	—	22,810	23,525	5.0%
Personal Care Products	24,789	24,789	2.2%	—	—	—
Professional Services	15,477	15,572	1.4%	15,565	15,565	3.3%
Semiconductors & Semiconductor Equipment	42,875	43,308	3.8%	44,582	44,582	9.4%
Software	182,410	182,652	16.1%	114,464	114,464	24.2%
Specialty Retail	42,032	42,303	3.7%	26,243	26,243	5.5%
Total	$1,147,473	$1,135,270	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,088,217	$1,075,584	94.7%	$413,250	$413,965	87.5%
United Kingdom	59,256	59,686	5.3%	59,161	59,161	12.5%
Total	$1,147,473	$1,135,270	100.0%	$472,411	$473,126	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(1)	2025	2024(1)
Total investment income	$23,613	$—	$54,993	$—
Net expenses	13,697	—	32,123	—
Net investment income	9,916	—	22,870	—
Net realized gain (loss) on investment transactions	57	—	1,014	—
Net realized gain (loss) on extinguishment of debt	(211)		(211)
Net change in unrealized appreciation (depreciation) on investment transactions	(12,499)	—	(13,015)	—
Net increase in net assets resulting from operations	$(2,737)	$—	$10,658	$—
(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, and changes in unrealized appreciation on the investment portfolio. During the three and nine months ended September 30, 2025, we recorded a realized loss of $211 related to the early extinguishment of debt following a reduction in the maximum borrowing amount under the SocGen Subline Facility. This reduction, effective July 7, 2025, represented a pro rata portion of the unamortized deferred financing costs and contributed to the net decrease in assets for the period. We completed our acquisition of initial loans and commitments and commenced operations on October 21, 2024.

Investment Income

Investment income for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(1)	2025	2024(1)
Interest income	$23,179	$—	$53,731	$—
Payment-in-kind interest income	434	—	762	—
Fee income	—	—	500	—
Total investment income	$23,613	$—	$54,993	$—
(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

For the three and nine months ended September 30, 2025, total investment income was $23.6 million and $55.0 million, respectively, driven primarily by our deployment of capital. The size of our investment portfolio at fair value was $1,135.3 million as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the weighted average contractual interest rate on our performing debt investments was approximately 9.2% and 9.0%, respectively.

For the three and nine months ended September 30, 2024, we did not hold any investments.

Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(1)	2025	2024(1)
Interest and other financing expenses	$10,839	$—	$25,586	$—
Base management fees	1,185	—	2,771	—
Income incentive fees	1,413	—	3,267	—
Capital gain incentive fees	(25)	—	30	—
Organizational costs	—	78	—	2,727
Offering costs	240	—	713	—
Administrative service fees	941	—	2,791	—
Professional fees	876	252	1,587	767
Board of trustee fees	126	116	365	167
Other general expenses	233	290	1,731	613
Total expenses before fee waiver and expense reimbursement	15,828	736	38,841	4,274
Capital gains incentive fees waived	—	—	(30)	—
Expense reimbursement	(2,131)	(736)	(6,688)	(4,274)
Net expenses	$13,697	$—	$32,123	$—

(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

For the three and nine months ended September 30, 2025, net expenses were $13.7 million and $32.1 million, respectively, primarily attributable to interest and other financing expenses and management, incentive and administrative service fees, partially offset by expense reimbursement from our Adviser.

For the three and nine months ended September 30, 2024, we had no net expenses.

Interest and other financing expenses

For the three and nine months ended September 30, 2025, total interest expense (including unused fees, and amortization of deferred financing costs) was $10.8 million and $25.6 million, respectively. Total interest expense was driven by $607.3 million and $460.1 million, respectively, of weighted average debt outstanding under our borrowing facilities.

For the three and nine months ended September 30, 2024, we had no interest expense.

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

For the three and nine months ended September 30, 2025, Base Management Fees were $1.2 million and $2.8 million, respectively.

For the three and nine months ended September 30, 2024, we did not incur Base Management Fees.

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

For the three and nine months ended September 30, 2025, the Income Incentive Fee incurred by us was $1.4 million and $3.3 million, respectively.

For the three and nine months ended September 30, 2024, we did not incur Income Incentive Fees.

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

For the three and nine months ended September 30, 2025, Capital Gain Incentive fees were $(25) thousand and $30 thousand, respectively. The Adviser has agreed to partially waive certain capital gain incentive fees. For the three months ended September 30, 2025, the Adviser waived no capital gain incentive fees. For the nine months ended September 30, 2025, the Adviser waived $30 thousand of capital gain incentive fees.

For the three and nine months ended September 30, 2024, we had no Capital Gain Incentive fees.

Organization and Offering costs

Organization costs include expenses incurred in our initial formation. There were no organization costs during the three and nine months ended September 30, 2025. Offering costs of $0.2 million and $0.7 million, respectively, were expensed during the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2024, we had organization costs of $0.1 million and $2.7 million, respectively. There were no offering costs during the three and nine months ended September 30, 2024.

Expense support

For the three and nine months ended September 30, 2025, we recognized $2.1 million and $6.7 million, respectively, in expense support from the Adviser pursuant to the Expense Support Agreement. Such expenses may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

For the three and nine months ended September 30, 2024, we recognized $0.8 million and $4.3 million, respectively, in expense support from the Adviser pursuant to the Expense Support Agreement. Such expenses may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

Net Realized/Unrealized Appreciation (Depreciation)

Net realized/unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025 and 2024 was comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024(1)	2025	2024(1)
Net realized gain (loss) on investments	$—	$—	$957	$—
Net realized gain (loss) on foreign currency transactions	57	—	57	—
Net realized gain (loss) on investment transactions	$57	$—	$1,014	$—
Net unrealized appreciation on investments	$3,265	$—	$4,306	$—
Net unrealized (depreciation) on investments	(15,707)	—	(17,264)	—
Net unrealized appreciation (depreciation) foreign currency translation	(57)	—	(57)	—
Net unrealized gain (loss) on investment transactions	$(12,499)	$—	$(13,015)	$—
Net realized gain (loss) on extinguishment of debt	$(211)	$—	$(211)	$—
(1)
For the period from January 18, 2024 (Date of Inception) to September 30, 2024. The Company commenced operations on October 21, 2024.

For the three months ended September 30, 2025, we had no realized gains or losses on investments. For the nine months ended September 30, 2025, we had realized gains of $1.0 million on the sale of one debt investment. For the three and nine months ended September 30, 2025, we had a $0.1 million net realized gain on foreign currency translation.

For the three and nine months ended September 30, 2025, we recognized gross unrealized depreciation on investments of $(15.7) million and $(17.3) million, respectively, with gross unrealized appreciation on investments of $3.3 million and $4.3 million, respectively, resulting in net change in unrealized depreciation of $(12.4) million and $(13.0) million, respectively, on investments. For the three and nine months ended September 30, 2025, we had a $(0.1) million net unrealized depreciation on foreign currency translation.

For the three and nine months ended September 30, 2024, we did not have any realized or unrealized gains or losses.

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

Our liquidity and capital resources are generated and generally available through our continuous offering of Common Shares, our Borrowings (as defined in Note 6 to the consolidated financial statements), as well as from cash flows from operations, investment sales and receipt of investment principal and interest payments. As of September 30, 2025, the maximum aggregate capacity on all of our facilities was $1.1 billion, with total borrowings outstanding of $648.6 million. As of December 31, 2024, the maximum aggregate capacity on all of our facilities was $850.0 million, with total borrowings outstanding of $391.2 million. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if, immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness is at least 150%. As of September 30, 2025 and December 31, 2024, we were in compliance with the 1940 Act with respect to its total indebtedness, and the Asset Coverage Ratio was 177.4% and 156.4% on those dates, respectively. In addition, as of September 30, 2025 and December 31, 2024, we were in compliance with the various covenants under our borrowing facilities.

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

As of September 30, 2025 and December 31, 2024, we had an aggregate principal amount of $648.6 million and $391.2 million, respectively, of debt outstanding under all of our borrowing facilities.

As of September 30, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements.

See Note 6 to the consolidated financial statements for information on our debt.

Net Assets

See Note 8 to the consolidated financial statements for information on the Company's Net Assets.

Equity Activity

On May 29, 2024, AGL contributed $10 thousand ($25 per share) of capital to us in exchange for 400 shares of our Common Shares. As of September 30, 2025 and December 31, 2024, we had aggregate capital commitments with third-party investors of $1.3 billion and $1.0 billion, respectively.

The following table summarizes equity activity for the nine months ended September 30, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Dividend Reinvestment	7/30/2025	451	25.32	12
Capital Contribution	9/24/2025	5,889,520	24.62	145,000
		11,880,174		$295,026

As of September 30, 2025 and December 31, 2024, our net assets were $502.1 million and $220.8 million, respectively, and the net asset value per share was $24.33 and $25.21, respectively.

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

If we undergo a listing or merge into a listed company, in accordance with the terms of the Subscription Agreement pertaining to the private placement, investors will be required to agree to certain lockup and manner-of-sale restrictions with respect to their Common Shares. In particular, shareholders would be restricted from transferring any Common Shares for 180 days. The lock-up would apply to all Common Shares acquired prior to such listing or merger but would not apply to any shares acquired after and pursuant to the Company’s “opt out” distribution reinvestment plan (the “DRIP"). If the Company undergoes a listing, no failure to repurchase Common Shares pursuant to the Share Repurchase Program will trigger a Reinvestment Pause Period.

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

In addition to these agreements, we and the Adviser have been granted an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We have filed an application for a new exemptive relief to apply for more flexible co-investment conditions which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC. Additionally, affiliates of the Abu Dhabi Investment Authority (“ADIA”) have investments in us and the Adviser. As such, ADIA has an indirect interest in a portion of the fees paid by us to the Adviser.

Recent Developments

On October 30, 2025, we paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.72 per share. The distribution was declared on August 27, 2025, to shareholders of record on August 27, 2025.

On October 23, 2025, we entered into that certain Amendment No. 5 to the Loan Agreement related to the SocGen ABL Facility (the “Amendment”), among us, as equity holder and servicer, PCIF Vigilant, a wholly owned subsidiary of the us, as borrower, Société Générale, as agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as document custodian, and the lenders party thereto. The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $400.0 million to $500.0 million, a revision of the margin applicable to borrowings under the facility from 2.05% to 1.90% during the revolving period, and from 2.50% to 2.25% after the revolving period, and an extension of each of the revolving period and the facility maturity date by one year.

Subsequent to September 30, 2025, through November 6, 2025, we committed to the following additional investment transactions, representing aggregate commitments of approximately $233.0 million. These investments carry a weighted average spread of 5.2% and a weighted average loan-to-value ratio of 32.0%, based upon portfolio company financial statements.

Investments	Reference Rate and Spread	Acquisition Date	Maturity Date	Commitment ($)	Initial Funded Par ($)
Non-controlled/Non-affiliated
Debt investments
Automotive Components
First Brands Group, LLC	SOFR + 10.00%	10/2/2025	6/29/2026	12,622	12,622

Diversified Consumer Services
Wrench Group LLC	SOFR + 4.75%	10/1/2025	9/3/2032	35,000	27,500

Diversified Financial Services
Cliffwater LLC	SOFR + 5.00%	11/3/2025	4/22/2032	12,904	11,781

Electronic Equipment, Instruments & Components
Maverick Power, LLC	SOFR + 5.00%	11/4/2025	5/4/2031	100,000	100,000

Health Care Technology
Continental Buyer, Inc.	SOFR + 4.75%	10/21/2025	4/2/2031	45,000	35,000

Software
MRI Software LLC	SOFR + 4.75%	10/2/2025	2/10/2028	2,690	28
NAVEX Global Holdings Corporation	SOFR + 5.00%	10/14/2025	10/14/2032	24,760	16,610

Total debt investments				$232,976	$203,541

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including investment valuations of our investment portfolio, interest rate risk and currency risk. Uncertainty with respect to the economic effects of rising interest rates in response to inflation, the Russian invasion of Ukraine and the war between Israel and Hamas introduced significant volatility in the financial markets, and the effects of this volatility have materially impacted and could continue to materially impact our market risks, including those listed below. For additional information concerning potential impact on our business and our operating results, see “Item 1A. Risk Factors.”

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

As of September 30, 2025, 100% of our debt portfolio investments bore interest at variable rates, which are usually SOFR-based and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly, quarterly, semi-annual or annual basis, and substantially all of these interest rates are subject to certain floors. Our borrowing facilities bear interest at a Term SOFR or a Base Rate, in each case plus an applicable margin for borrowings that reference Term SOFR.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$23,321	$12,973	$10,348
Up 100 basis points	$11,660	$6,486	$5,174
Up 50 basis points	$5,830	$3,243	$2,587
Down 50 basis points	$(5,830)	$(3,243)	$(2,587)
Down 100 basis points	$(11,660)	$(6,486)	$(5,174)
Down 200 basis points	$(23,316)	$(12,973)	$(10,343)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of September 30, 2025, we had not entered into any interest rate hedging agreements.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Credit Facilities, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies relating to our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Credit Facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 12, 2025 and our Quarterly
Report on Form 10-Q, filed with the SEC on August 5, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Index

Exhibit Number	Description
10.1

Second Amendment to the Revolving Credit Agreement dated as of September 17, 2025, by and among the Fund, as borrower, the Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K (File No. 814-01782) filed on September 22, 2025).

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

AGL Private Credit Income Fund

Date: November 6, 2025	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: November 6, 2025	By:	/s/ Edward Gilpin
Name: Edward Gilpin
Title: Chief Financial Officer