Form 10-K
period 2025-12-31
AGL Private Credit Income Fund
filed 2026-03-12
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 12, 2026, the registrant had 22,779,643 common shares of beneficial interest, $0.001 par value per share, outstanding.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	116

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence	123
Item 14.	Principal Accountant Fees and Services	124

PART IV
Item 15.	Exhibits and Financial Statement Schedules	126
Item 16.	Form 10-K Summary	127

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

Market Developments and General Business Environment

•
Potential impact of economic recessions or downturns.
•
Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•
Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.
•
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

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
•
The Board has the discretion to not repurchase Common Shares, to suspend the share repurchase program (the “Share Repurchase Program”) and to cease repurchases.

Risks Relating to Barclays

•
Barclays engages in various businesses that may compete with the Company for investment opportunities and limit the resources that Barclays devotes to the Barclays Cooperation Agreement.

PART I

Item 1. Business.

The Company is an externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the 1940 Act on October 11, 2024. The Company has elected to be treated as a regulated investment company (“RIC”) under the Code commencing with our taxable year ended December 31, 2024 and intends to qualify as a RIC annually. It is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio.

Our investment objective is to generate attractive risk-adjusted returns, primarily through current investment income and, to a lesser extent, capital appreciation, while limiting volatility. Our investment strategy focuses on creating well-balanced portfolios of directly originated, floating rate senior secured investments in U.S. companies, including primarily first lien senior secured loans. We may also invest in second lien loans, unsecured debt, subordinated debt and other investments which may include certain equity investments or investments in more liquid instruments.

Targeted loan investments are typically floating rate instruments that often pay current income on a quarterly basis, and we look to generate return from a combination of ongoing interest income, original issue discount, upfront fees, call protection, prepayments and related fees. In the case of investments acquired in the secondary market, we may also generate return from the purchase discount to par. Our investments generally have stated terms of five to eight years, and the expected average life of our investments is generally three years. Our investments consist primarily of funded senior secured term loans, though we may invest in unfunded commitments in the form of revolving credit facilities or delayed draw term loan facilities as well as other instruments. We focus our deployment on borrowers in the upper middle market, as we believe the borrowers often exhibit characteristics that benefit investors, such as operational scale, breadth of products and services, customer and supplier diversity, and geographic reach. The targeted size of each investment will vary with the size of our capital base and other factors as determined by the Adviser. We intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of trustees (the “Board” or the “Board of Trustees”) in its sole discretion.

Formation Transaction

Prior to our election to be regulated as a BDC, on October 11, 2024, we entered into a sale and contribution agreement with certain financing providers ("Financing Providers") to acquire an initial portfolio of private credit loans for $176,000 (the “Warehouse Portfolio”), subject to certain purchase price adjustments to give effect to repayments of any underlying loans and/or drawings under any unfunded commitments. The acquisition of the Warehouse Portfolio was subject to certain closing conditions and the Company had no obligation to purchase the Warehouse Portfolio until such time as (i) the Company’s registration statement on Form 10 had become effective in accordance with the Exchange Act, and (ii) the Company had received equity commitments in an amount and on terms and conditions reasonably satisfactory to the Company and committed long-term debt financing on terms and conditions reasonably satisfactory to the Company in an amount that, taken together with the equity commitments received by the Company, was sufficient to pay the purchase price and related fees and expenses assuming that the Company utilizes the maximum amount of leverage permitted by applicable law and regulations.

On October 21, 2024, the Company purchased $176,000 of assets pursuant to purchase agreements with each of the Financing Providers and Commenced Operations. In connection therewith, the Company called capital and issued approximately 4,000,000 Common Shares for an aggregate consideration of approximately $100.0 million.

The Investment Adviser

AGL US DL Management LLC, a Delaware limited liability company, serves as the Adviser and is registered as an investment adviser with the SEC under the Advisers Act. Subject to the supervision of the Board of the Company, a majority of which is made up of Trustees (as defined below) that are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser, the Adviser manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. In this capacity, the Adviser is responsible for sourcing and screening potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, and monitoring the portfolio on an ongoing basis. Under a resource sharing agreement (the “Resource Sharing Agreement”) between AGL and the Adviser, AGL will make a portion of the time and efforts of investment professionals on the Investment Committee (as defined below) available to the Adviser for purposes of completing the services provided by the Adviser under the Investment Advisory Agreement. The qualifications of the Investment Committee (as defined below) are discussed more fully below. The members of the Investment Committee bring substantial experience across many sectors and also serve on the Investment Committee of certain other funds managed or sponsored by AGL. The Investment Committee will be responsible for making all investment and disposition decisions subject to the supervision of the Board. We believe that the extensive capabilities of AGL and of the Investment Committee, including their experience and reputation as leading credit investors, coupled with the opportunities afforded by the Barclays Cooperation Agreement, will provide the Company with a significant competitive advantage in originating, underwriting and managing an attractive portfolio of investments. As a registered investment adviser under the Advisers Act, the Adviser is required to file a Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest and other relevant information regarding the Adviser. A copy of Part 1 and Part 2A of the Adviser’s Form ADV is available on the SEC’s website (www.adviserinfo.sec.gov). We and the Adviser have received an exemptive order (as amended, the “Order”) from the SEC that, permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates (“Affiliated Funds”), subject to certain terms and conditions. We have filed an application for a new exemptive relief to apply for more flexible co-investment conditions which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain regulated funds and Affiliated Funds. However, there can be no assurance that we will obtain such new exemptive relief from the SEC.

Adviser Investment Committee

Our Adviser is responsible for the overall management of our activities and is responsible for making investment decisions with respect to our portfolio. All new investments require the approval by a consensus of the Investment Committee of our Adviser. The Investment Committee may include other members from the Adviser from time to time. The members of the Investment Committee receive no direct compensation from the Company. Such members may be employees or partners of our Adviser or its affiliates and may receive compensation or profit distributions from our Adviser or its affiliates.

The Administrator

AGL US DL Administrator LLC, a wholly owned subsidiary of AGL, serves as our administrator (in such capacity, the “Administrator”). Subject to the supervision of the Board, the Administrator provides the administrative services necessary for us to operate, including the provision and/or supervision of administrative and compliance services, and we utilize the Administrator’s office facilities, equipment and recordkeeping services in our operations. We have agreed to reimburse the Administrator for all reasonable costs and expenses and our allocable portion of compensation of certain of the Administrator’s personnel, as well as an allocable portion of the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations and providing non-advisory services, facilities and personnel pursuant to the Administration Agreement. In addition the Administrator may delegate, subject to the approval of the Board, its duties under the Administration Agreement to its affiliates or third parties, and we reimburse the expenses incurred directly by such parties and/or the expenses paid by the Administrator on our behalf.

State Street (the “SSB Administrator”), serves as our external administrator. The SSB Administrator is responsible for providing various accounting and administrative services to us including accounting, compliance, operations, technology and investor relations, and preparation of financial reports provided to our shareholders and filed with the Securities and Exchange Commission (“SEC”).

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

Base Management Fee

The Base Management Fee payable under the Investment Advisory Agreement is calculated and payable quarterly in arrears and is an amount equal to an annual rate of 1.25% of the average value of the Company’s net assets at the end of the two most recently completed calendar quarters and is paid quarterly in arrears (the “Base Management Fee”). The Base Management Fee for any partial quarter is appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be. The Adviser may, in its discretion, defer payment of the Base Management Fee, without interest, to any subsequent quarter.

Incentive Fee

The Company also pays the Adviser an incentive fee (“Incentive Fee”) consisting of two parts, which are described below.

Incentive Fee on Income

The first part is referred to as the Incentive Fee on income and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Management Fee, expenses payable under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issuance discount (“OID”) debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps, if any, as if the Company owned the referenced assets directly.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which the Adviser shall pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis of the Company’s net asset value). Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on behalf of the Company (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five (45) days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts will be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio (defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable fiscal quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

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

If the Company undergoes a listing or merges into a listed company, in accordance with the terms of the investor's subscription agreement ("Subscription Agreement") pertaining to the private placement, investors will be required to agree to certain lock-up and manner-of-sale restrictions with respect to their Common Shares. In particular, shareholders would be restricted from transferring any Common Shares for 180 days. The lock-up would apply to all Common Shares acquired prior to such listing or merger but would not apply to any shares acquired after and pursuant to the distribution reinvestment plan (the “DRIP”). If the Company undergoes a listing, no failure to repurchase Common Shares pursuant to the Share Repurchase Program will trigger a Reinvestment Pause Period.

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

We believe the Private Credit market provides a number of potential advantages to borrowers compared to the Traditional Leveraged Finance Markets. Traditional Leveraged Finance Markets are subject to syndication processes, whereby intermediaries operate between prospective borrowers and diverse groups of potential lenders. Also, these financings are often subject to “price flex” at the underwriter’s discretion, as a result of which the price of a loan can change during syndication based on investor appetite and market conditions. This results in significant execution and pricing uncertainty for issuers of high-yield notes and broadly syndicated leveraged loan borrowers. In addition, such borrowers often end up with unknown and fragmented lender groups, which increases uncertainty and operational complexity for borrowers. In contrast, Private Credit transactions are typically negotiated directly between the borrower and lender or lenders. This direct negotiation, combined with the fact that Private Credit transactions are typically unrated, allows for greater price certainty, faster execution, enhanced confidentiality and stable lending relationships after closing, providing material advantages for Private Credit borrowers compared to issuers and borrowers in Traditional Leveraged Finance Markets.

Private Credit markets have grown significantly since the global financial crisis of 2008. From 2010 to 2024, Private Credit AUM grew at an approximately 11% compound annual growth rate (“CAGR”) to an estimated $1.6 trillion in 2024. Industry research published in 2025 indicates that private credit continues to grow rapidly, supported by strong deployment volumes and increasing institutional adoption. We believe that this growth was driven by a number of factors, including those described above, and provides a sound backdrop for the success of our investment strategy.

•
Regulatory changes continue to drive demand toward Private Credit. Regulatory actions following the 2008 financial crisis, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and the Basel III regulatory capital framework, have substantially limited commercial banks’ willingness to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to larger borrowers. These trends contributed to institutional investors, as opposed to banks, originating over 60% of primary leveraged loan issuance in the United States in 2024. This compares to roughly 25% of U.S. primary leveraged loan issuance in 2000.

•
Private Credit markets are capturing market share from Traditional Leveraged Finance Markets. We believe the Private Credit market is now perceived to be a viable and important alternative solution for borrowers of all sizes, including the large institutions that formerly favored Traditional Leveraged Finance Markets. As private credit markets have grown, they have also taken market share from the broadly syndicated and high yield markets, due to the relative speed and certainty of execution provided by private lenders as well as the regulatory-driven reduction in banks’ flexibility and risk appetite. These developments accelerated the migration of borrowers toward the Private Credit market. Private Credit lenders financed approximately 84% of LBO financings in 2024, up from 65% in 2021.

•
Increasing opportunity from scaled borrowers seeking privately placed financing. In the early stages of the evolution of the Private Credit market, demand was driven by smaller borrowers’ inability to access Traditional Leveraged Finance Markets. However, as Private Credit demonstrated its capability to handle larger financings and the competitive advantages to borrowers of Private Credit financing, more and scaled borrowers have adopted Private Credit financing solutions. We believe that as larger borrowers continue to gain awareness of the benefits of Private Credit, they will increasingly utilize Private Credit as opposed to the broadly syndicated market for their financings, further enhancing our ability to originate assets selectively.

Investment Model and Process

We apply a structured investment process that incorporates both bottom-up and top-down perspectives of the credit risk associated with each potential investment and rigorously tests these factors continuously from origination through approval, closing, monitoring, and ultimate exit. Our investment process and structured risk management approach are informed by our senior investment team’s decades of collective credit investing expertise and we believe they represent significant differentiation versus peers. Our investment process consists of several stages including origination, preliminary screening, credit diligence, deal structuring, Investment Committee approval, and ongoing portfolio monitoring and risk management. In making both initial and ongoing investment decisions, we consider both the specific credit profile of each investment as well as the effect an investment will have on the overall risk profile of the portfolio.

Origination

We take an active and direct approach to investment origination, principally sourcing opportunities directly from borrowers and their control parties (as opposed to through intermediated channels or liquid markets). We use a “multi-channel” origination approach to source Private Credit investment opportunities through three distinct channels:

i.
the Barclays Cooperation Agreement (“Proprietary Barclays Channel”);
ii.
direct sourcing by AGL from owners and management teams of businesses, including private equity sponsors (“Direct Channel”); and
iii.
the investment bank originated, capital markets or syndicated transaction processes broadly, including potential non-exclusive arrangements with other banks and/or non-bank originators (“Intermediated Channel”).

Collectively, we believe these channels create a competitively advantaged deal sourcing engine from which we can select credits effectively and build balanced portfolios. We expect the Barclays Cooperation Agreement to be our primary sourcing channel, and therefore constitute the majority of our capital deployment. The Barclays Cooperation Agreement not only generates substantial deal flow, but also provides us with earlier and deeper transaction access and influence and allows us to develop more compelling borrower solutions by integrating the delivery of Barclays value-added products and services alongside our investment capital.

While we expect to source the majority of our investments through our Proprietary Barclays Channel, we also expect to complement those originations regularly with deals sourced from the Direct Channel and Intermediated Channel. A wider investment aperture not only enables us to be more selective in our investments but also fosters greater market awareness to generate insights and refine our relative value judgments. Our Adviser’s senior management and investment teams have cultivated extensive relationships with owners of businesses (both sponsors and otherwise) and the capital markets broadly, positioning us to source and execute potential Private Credit investments from these channels systematically.

Underwriting, Credit Review and Loan Level Decisioning

We employ a rigorous, transparent, and consistent investment selection, diligence and decision-making process. To accomplish this, we rigorously apply loan selection eligibility criteria. These include but are not limited to assessments of:

•
Industry characteristics, trends and developments.
•
Borrower business model and competitive positioning.
•
Financial analyses, including financial modeling, or borrower historical and projected performance.
•
Appropriateness of the capital structure, inclusive of financial, documentation and terms considerations.

•
Borrower ability to repay or refinance the loan in full, including under stress.
•
Ability to achieve an appropriate risk-adjusted return.
•
A proposed investment’s potential effect on the balance and credit risk profile of the portfolio in aggregate.

Our Adviser’s experienced Private Credit investment team will lead the underwriting process, interacting regularly with the Investment Committee. This will enable sequentially iterative exchanges of perspectives, inquiries and determinations to create a comprehensive and multi-faceted view of each investment opportunity and its associated risks. Although there can be meaningful variation from deal-to-deal, a typical deal timeline from opportunity inception to closing is generally anticipated to be 45 to 90 days and to include the following steps:

1.
Initial Screening. This initial stage of underwriting generally includes a review of a borrower’s business, consolidated financial statements, business plan, purpose of the loan and borrower/owner rationale therefor, capital structure and debt service analysis and resilience thereof, debt and equity comparable analyses, quality of EBITDA analysis and key risks and merits to arrive at an initial view of borrower credit worthiness, plus preliminary views on structure. At this point, deal teams will decide whether to progress the deal to the next stage of a more fulsome credit review.
2.
Credit Review and Investment Committee “Preview.” Following a successful initial deal team screening, the deal team will continue its diligence on the investment opportunity based on guidance provided by senior leadership. Process items at this stage generally include the creation of a detailed financial model with sensitivities assuming various market and operating environments and potential unexpected stresses to the business, an evaluation of the proposed loan’s effect on the balance and credit risk profile of the overall portfolio pursuant to our 10-D Portfolio Construction Framework, plus an outline of likely appropriate draft loan documentation terms including covenants and collateral protections, that are all summarized with other analyses for the Investment Committee screening memo. Internal and external perspectives are sought continuously through the credit review process and a preliminary recommendation is made to the Investment Committee for work to proceed with additional analyses, due diligence and Investment Committee input. The Investment Committee will modify or agree with the deal team recommendation and potentially provide preliminary approval at this stage or decline the opportunity, in which case the rationale therefor is documented. The decision to proceed or not is the sole decision of the Investment Committee.

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

4.
Final Credit Review and Presentation to the Investment Committee. Once the credit work is finalized and the deal team is supportive of proceeding, the deal team will present its final Investment Committee memo with the results of final diligence, structure and terms with a final, formal recommendation to the Investment Committee for the investment decision. Investment recommendations and committee approvals will be made on the assumption that an investment will be held until maturity. In the event legal documentation has not been finalized, formal approval may be deferred until, or conditioned upon, receipt of satisfactory documentation. To the extent that the loan was sourced through the Barclays Cooperation Agreement, the decision to proceed or not will be entirely independent, and the sole decision of the Investment Committee.

5.
Closing. When a deal is approved, the deal team will work with the borrower towards closing on the requested timeline. This process will generally include the finalization of definitive credit documentation, customary “know your customer” and anti-money laundering processes, as well as memorialization of the closing final risk ratings for the transaction. This risk rating will provide a baseline for ongoing portfolio monitoring and management of portfolio risk. Once these items are completed, the deal will typically close and fund.

Loan Portfolio Construction

We deploy our 10-D Portfolio Construction Framework to build a balanced investment portfolio, with a goal to manage to the maximum degree of safety of invested capital alongside the generation of relatively consistent cash yield. We evaluate a wide variety of factors which we describe as “dimensions” when considering both individual loan and portfolio decisioning. We actively seek exposure to a wide variety of attractive fundamental investment profiles to limit intra-portfolio correlations across various standard and non-standard factors. We assess each individual asset for inclusion in the portfolio based not only on its specific attributes, but also on how it contributes to – or detracts from – the collective credit profile of the portfolio including the paramount diversification benefits. With this perspective, we seek to size positions based on incremental risk contribution across factors, as well as on assessed risk of loan level capital loss. We rigorously and consistently apply this proprietary methodology, which is informed by the long tenure and experience of our senior investment team. We believe our 10-D Portfolio Construction Framework and our focus on balanced portfolio construction is not only differentiated, but also reduces portfolio-wide risk and limits investment variability through economic cycle.

Portfolio Monitoring and Risk Management

Portfolio monitoring and risk management is an integral and vital part of the investment process. Our position-level monitoring feeds into overall portfolio monitoring, giving us a rigorously constructed view of portfolio performance and credit health. This includes the ongoing review of our borrowers through multiple layers of risk review and oversight, including assessments of the borrower’s performance to plan. The monitoring process comprises analysis at the individual borrower and aggregate portfolio levels, in the context of industry reviews and sub-sectors thereof, including macro factors and special assessments as may be deemed appropriate. Our risk management approach considers internal perspectives, and many external sources of information and expertise.

Quarterly Portfolio Reviews

We perform regular quarterly portfolio reviews with the Investment Committee to monitor asset performance, evaluate our investment theses and take proactive portfolio actions if necessary and appropriate. We believe having a consistent approach to portfolio reviews ensures that knowledge is shared throughout AGL, enabling informed decisions to be made quickly and contributing to the minimization or avoidance of credit losses. In addition to the borrower level and special reviews noted above, these reviews are structured in two separate formats:

•
Industry Sector Reviews: Sector-specific industry reviews are conducted jointly with the Other AGL Accounts and focus on consideration of news, events, developments and themes in each of our relevant industry sub-sectors, including key themes and developments whether directly or currently impactful on our investment positions or not.
•
Comprehensive Portfolio Reviews: Our comprehensive quarterly portfolio reviews focus on portfolio-wide risk assessments; a review of the latest 10-D Portfolio Construction Framework metrics, and the changes thereto and reasons therefore, and a detailed discussion of any credits placed on our watchlist (“Credit Watchlist”) plus other matters as appropriate.

These reviews may lead to recommendations for specific portfolio actions, such as pursuing secondary purchases or possible exits of existing investments. We believe our two-tiered quarterly review framework ensures we maintain a broad and deep perspective on the performance of the industries and sectors in which we invest, while maintaining detailed position-specific knowledge throughout the organization.

We expect to supplement these quarterly reviews with ad hoc Investment Committee reviews as needed, including more frequent reviews for underperforming assets, as discussed below.

Risk Ratings, Credit Watchlist and Workout Procedures

We assign each investment a risk rating, and as part of our ongoing portfolio monitoring procedures, these are reassessed at least quarterly and changed if appropriate.

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

Each investment on the Credit Watch list is discussed during periodic comprehensive portfolio reviews, at a minimum, and during ad hoc Investment Committee meetings, as appropriate.

Opportunistic Liquidity Events and Additions

We generally expect to hold our investments until repayment, and we make our investment decisions on this basis. However, we will evaluate potential exits through secondary sales ahead of scheduled repayments as prudent, subject to being approved by the Investment Committee.

Similarly, we may from time to time engage in purchases of investments in the secondary market, or engage directly with borrowers on incremental lending opportunities, subject to our typical underwriting and Investment Committee approval processes.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years following the initial public offering of our Common Shares, or until the earliest of: (1) the last date of the fiscal year following the initial public offering which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

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

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
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

Asset Coverage, Indebtedness, and Senior Securities

We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, which measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur compared to BDCs which have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

Election to be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2024 and intend to qualify as a RIC annually. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any investment company taxable income that we distribute to our shareholders from our taxable earnings and profits. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we maintain qualification as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which generally is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.

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

In order to maintain qualification to be treated as a RIC for U.S. federal income tax purposes, we must, among other things: qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year; meet the Annual Distribution Requirement; derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies. or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests. To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

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

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to maintain qualification for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

We may invest (directly or indirectly) a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us to the extent necessary in order to seek to ensure that we distribute sufficient income that we do not become subject to U.S. federal income or excise tax.

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

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants will generally be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, as a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Any underwriting fees paid by us are not deductible. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

The following is a summary of the principal risks that you should carefully consider before investing in our Common Shares.

Market Developments and General Business Environment

Potential impact of economic recessions or downturns.

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

Further, judicial intervention may create uncertainty related to the enforceability of tariffs on imported goods. For example, on February 20, 2026, the Supreme Court announced its decision in Learning Resources Inc. v. Trump, et al., setting aside tariffs imposed on Canada, China and Mexico under the International Emergency Economic Powers Act (“IEEPA”), the claimed statutory basis for U.S. President Trump’s imposition of those tariffs. While the decision undermined that claimed statutory basis for the imposition of those tariffs, its ruling focused explicitly on the narrow question of whether the IEEPA grants the power to impose tariffs to the President. Whether the President retains the ability to unilaterally impose such tariffs, or tariffs more broadly under other sources of claimed authority and will continue to do so remains uncertain. Such uncertainty may contribute to an uncertain investment environment, materially negatively impacting our portfolio companies.

These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. Such developments may adversely affect the revenues and profitability of our portfolio companies and, in turn, negatively affect our results of operations, which could cause the fair value of our Common Shares to decline. It is not possible to predict the impact these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We, our Adviser and our Administrator use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber-attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, our Adviser, our Administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies.

There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our Adviser or Administrator, or by our portfolio companies. For example, an employee of our Adviser may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our Adviser, Administrator or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

Competition

We depend upon management personnel of our Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of AGL, together with other investment professionals that our Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Adviser’s senior investment professionals. The departure of any of our Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure shareholders that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser or its investment professionals. See — “Our Business and Structure—Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.” In addition, prior to the one (1) year anniversary of the Company first calling capital, upon a change of control of AGL or termination of the Barclays Cooperation Agreement due to a Trigger Event, investors in the Company will have the right to reduce or cancel their unfunded Capital Commitments, subject to certain exceptions.

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Other AGL Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and Other AGL Accounts or any other entities managed by our Adviser, and co-investment may not be possible. In such circumstances, the Adviser will adhere to its investment allocation policy in order to determine the Other AGL Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2024, and we intend to qualify as a RIC annually, we cannot assure you that we will qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our shareholders, we must meet the annual distribution and source-of-income and quarterly asset diversification requirements described below.

•
The annual distribution requirement for a RIC will generally be satisfied if we distribute to our shareholders on an annual basis at least 90% of our investment company taxable income the Annual Distribution Requirement for each taxable year. Because we intend to use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our shareholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our shareholders, we could fail to maintain our RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
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
•
The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, (including receivables), U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, or two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be made in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

We are generally not able to issue and sell our Common Shares at a price per share below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares (i) with the consent of a majority of our shareholders (and a majority of our shareholders who are not affiliates of ours) and (ii) if, among other things, a majority of our independent Trustees and a majority of our Trustees who have no financial interest in the transaction determine that a sale is in the best interests of us and our shareholders.

We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and Trustees’ and officers’ liability insurance, Trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we are not required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. Thereafter, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public reporting company under the Exchange Act, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

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

The Adviser entered the private credit space with the benefit of the Barclays Cooperation Agreement. While we believe that with its overall track record and resources the Adviser will be able to successfully source and underwrite investments, the Adviser has a limited track record in the private credit space.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification and could have other adverse consequences, possibly with retroactive effect. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Common Shares.

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

We are subject to certain restrictions related to the Employee Retirement Income Security Act of 1974 (“ERISA”)

We anticipate that either the Common Shares may be a “publicly-offered security” for purposes of U.S. Department of Labor regulation Section 2510.3-101 (as modified by Section 3(42) of ERISA, the “Plan Assets Regulation”) or we intend to limit Benefit Plan Investors (as defined under the Plan Assets Regulation ) in accordance with the 25% Test, and therefore we expect that our assets will not be treated as “plan assets” subject to Title I of ERISA or Section 4975 of the Code though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if our Common Shares are not a “publicly offered security” and another exception under the Plan Assets Regulation is not available to us), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we can require Benefit Plan Investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.

We are subject to risks related to being an “emerging growth company.”

We are and we will remain an “emerging growth company” as defined in the JOBS Act for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile.

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

Broker-dealers must comply with Regulation Best Interest (as defined herein), which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Sanctions laws and regulations may restrict the Company’s activities, impose compliance costs, and expose the Company to significant penalties.

The Company and its Adviser are subject to various economic and trade sanctions laws and regulations imposed by the United States (including regulations administered by the Office of Foreign Assets Control ), the United Nations, the European Union, the United Kingdom, and other applicable jurisdictions. These sanctions laws prohibit or restrict transactions with, and the provision of services to, certain designated individuals, entities, and jurisdictions. Sanctions regimes are dynamic and subject to rapid change; new designations may occur with little or no advance notice and may affect individuals or entities with whom the Company, its portfolio companies, or its investors have existing relationships. The Company relies in part on representations from investors and portfolio companies regarding their sanctions status, but there can be no assurance that such representations are accurate or will remain accurate over time. If the Company, its portfolio companies, or any investor is or becomes subject to sanctions, the Company may be required to cease dealings with the relevant party, freeze assets, or take other remedial action, any of which could adversely affect the Company's investments and returns. Any failure by the Company or its Adviser to comply with applicable sanctions laws, even inadvertently, could result in significant civil or criminal penalties, reputational damage, and adverse regulatory consequences.

The Company and its portfolio companies are subject to anti-corruption laws and regulations, the violation of which could have a material adverse effect on the Company.

The Company, the Adviser, and the Company’s portfolio companies are subject to various anti-corruption and anti-bribery laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the UK Bribery Act 2010, and equivalent laws in other jurisdictions in which the Company or its portfolio companies operate. The FCPA and similar laws generally prohibit companies and their intermediaries from making improper payments to government officials to obtain or retain business. A portfolio company’s violation of such laws could result in significant fines, penalties, disgorgement, reputational harm, and loss of business licenses or government contracts, any of which could materially impair such portfolio company’s value and adversely affect the Company's returns. Although the Adviser intends to conduct appropriate due diligence with respect to anti-corruption compliance as part of its investment process, there can be no assurance that such diligence will uncover all relevant risks or that portfolio companies will comply fully with applicable anti-corruption laws at all times. Any such violations could materially and adversely affect the Company's investments and financial results.

The Company may be subject to U.S. outbound investment restrictions that could limit its investment activities or require notifications to U.S. government authorities.

Executive Order 14105 (August 9, 2023) and implementing regulations issued by the U.S. Department of the Treasury (31 C.F.R. Part 850, effective January 2, 2025) (the “Outbound Investment Rules”) impose restrictions and notification requirements on certain investments by U.S. persons in entities with a nexus to ‘countries of concern,’ which currently include the People’s Republic of China, including the Hong Kong and Macau Special Administrative Regions. The Outbound Investment Rules prohibit U.S. persons from engaging in certain transactions (referred to as ‘prohibited transactions’) in ‘covered foreign persons’ in the semiconductor and microelectronics, quantum information technology, and artificial intelligence sectors, and require notification to the U.S. Department of the Treasury with respect to certain other transactions in those sectors (referred to as ‘notifiable transactions’). Congress recently also passed legislation that requires the U.S. Department of the Treasury to consider expansion of the rules to cover new activities and countries. To the extent any investment or potential investment by the Company involves a covered foreign person or a portfolio company with operations or affiliates that would cause a transaction to constitute a prohibited or notifiable transaction under the Outbound Investment Rules, the Company may be prohibited from making or continuing to hold such investment, or may be required to file notifications with U.S. government authorities prior to or after consummating such investment. These restrictions could limit the Company’s investment universe, require divestiture of existing holdings, impose compliance costs, or result in penalties for non-compliance. The Outbound Investment Rules are subject to further development, guidance, and potential expansion to additional sectors or countries of concern, which could further restrict the Company’s activities. Prospective investors should be aware that compliance with these rules may adversely affect the Company’s ability to pursue certain investment opportunities that it would otherwise consider attractive.

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

In the event of a CFIUS review or similar process before a non-U.S. regulator, there can be no assurances that the Company will be able to maintain, or proceed with, such foreclosure process on terms acceptable to the Company. CFIUS or another regulator could impose conditions on, delay, or prohibit one or more of the Company’s acquisition of relevant rights, including as a result of a default and foreclosure process. Such limitations or restrictions could delay or prevent the Company from foreclosing on and acquiring management rights with respect to a U.S. business under the typical foreclosure timeline, which could adversely affect the Company’s performance with respect to such acquisitions (if consummated) and thus the Company’s performance as a whole. These risks may also limit the attractiveness of, delay or prevent us from pursuing certain transactions that we believe would otherwise be attractive to the Company and our shareholders.

Certain of the shareholders of the Company will be Non-U.S. shareholders, and in the aggregate, may comprise a substantial portion of the Company’s shareholders. This may increase both the risk that transactions that result in the Company acquiring equity and certain management or information rights with respect to a U.S. business, including as a result of a default and foreclosure process, could be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS or other non-U.S. regulators on the Company’s acquisition of such rights or ability to proceed with the foreclosure process in the manner originally intended. CFIUS or other non-U.S. regulators could require the parties’ acceptance of certain mitigating conditions for approval that may not be commercially or otherwise desirable to the parties.

Under the Foreign Investment Risk Review Modernization Act of 2018 and CFIUS regulations, certain transactions involving “TID U.S. businesses” (those involving critical technologies, critical infrastructure, or sensitive personal data) may require a mandatory CFIUS declaration. Failure to submit a required mandatory declaration may result in penalties. Additionally, CFIUS retains authority to review transactions on its own initiative within certain timeframes even where no filing was submitted, and there can be no assurance that any completed transaction will not be subject to subsequent CFIUS review.

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

Our ability to grow depends on our ability to raise additional capital, which may not be available to us or may only be available on terms that are not favorable to us.

If we do not have adequate capital available for investment, our performance could be adversely affected. We may need to periodically access the capital markets to raise cash to fund new investments. We may be unable to raise substantial capital on terms that are favorable to us or at all, which could result in us being unable to structure our investment portfolio as anticipated and achieve our investment objectives.

We use debt financing to fund our growth. Unfavorable economic or general market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy, which could decrease our earnings, if any. In addition, difficulty raising capital on favorable terms may arise due to circumstances that are beyond our control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a general economic downturn or any potential operational problem that affects us or our third-party service providers, and could have a material adverse effect on our business, financial condition and results of operations.

The amount of leverage that we will employ will depend on our Adviser’s and our Board’s assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Furthermore, additional equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Common Shares at a price per share less than our net asset value without first obtaining approval for such issuance from our shareholders and our independent Trustees. We cannot assure you that we will be able to obtain lines of credit, issue additional securities or otherwise raise additional capital at all or on terms that are acceptable to us.

In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2024 , and we intend to qualify as a RIC annually. To maintain our status as a RIC, we are required to timely distribute to our shareholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We have used and continue to expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred shares that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any SBIC subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs.

We have not yet applied to the Small Business Administration for approval to form a SBIC and may decide not to do so. We can offer no assurances as to whether or when we may form a SBIC subsidiary.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our shareholders, any obligations to the lenders will be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our shareholders.

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

Our Investment Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an Incentive Fee on income we never received. In addition, as leverage generally would magnify positive returns, if any, on our portfolio, the use of leverage may cause our Pre-Incentive Fee Net Investment Income to exceed the quarterly hurdle rate for the Incentive Fee on income payable to our Adviser at a lower average return on our portfolio.

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

Businesses, including ours, face public scrutiny related to corporate social responsibility activities, which could be considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on corporate social responsibility topics, and the results of these assessments are widely publicized.

Our brand and reputation could be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to such activities could impact the value of our brand and our relationships with investors, private equity sponsors, or portfolio companies which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of corporate social responsibility topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing will be perceived negatively. “Anti-ESG” sentiment has also gained momentum across the U.S., with several U.S. states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to corporate social responsibility-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose our Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. If our Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation and constrain our investment and fundraising opportunities.

Additionally, state-level, federal and international regulatory initiatives related to corporate responsibility could adversely affect our business. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies could be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. In a period of declining interest rates, we would expect certain obligations to be paid off by the obligor more quickly than originally anticipated, and we could have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the investments that were prepaid.

Conversely, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to the portion of the Incentive Fee based on income, even though shareholders’ returns have not increased at the same rate.

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

We are subject to risks related to fraud or misrepresentation in the investment process.

Any investment in an issuer carries the risk that such issuer will make a material misrepresentation or omission in connection thereof. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of the collateral securing the underlying loans or other debt obligations, our ability to perfect or effectuate a lien on such collateral or the financial condition or the business prospects of the issuer. We, as well as our subsidiaries through which we may obtain indirect leveraged exposure to the issuers of the underlying loans, will rely, to the extent reasonable, upon the accuracy and completeness of the representations made by such issuers. However, there can be no assurance that such representations are accurate or complete.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy, other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we can offer no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

To the extent that portfolio companies in which we invest through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.

Where debt senior to our loan exists, the existence of intercreditor arrangements may limit our ability to amend our underlying loan documents, assign our loans to affiliates of the portfolio company, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

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

Although we expect that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a non-U.S. dollars currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollars. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

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

In light of the nature of our receipt of Capital Commitments in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive Capital Commitments in the Offering and the time we draw on the Capital Commitments. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, which would delay us from further drawing upon our Capital Commitments. In the event we are unable to find suitable investments such undrawn Capital Commitments may be undrawn for a significant period of time. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you.

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

Our Common Shares are subject to the restrictions on transfer as described in the offering memorandum, in the Subscription Agreement and as set forth in our Declaration of Trust. Purchasers of our Common Shares will be prohibited from selling or otherwise transferring their Common Shares without our approval and compliance with federal, state and other securities laws. For further details about circumstances pursuant to which we will give our approval to such a transfer, eligible offerees and resale restrictions, see “Transferability of Shares.” An investment in our Common Shares is of further limited liquidity since our Common Shares are not freely transferable under federal, state and other securities laws. Each investor in our Common Shares must be prepared to bear the economic risk of an investment in our Common Shares for an indefinite period. We have no obligation or intent to conduct a liquidity event, including an IPO and listing of our Common Shares on a national securities exchange, at any time.

Our Common Shares have not been registered under the 1933 Act and, therefore, under federal and state securities laws, cannot be sold unless such Common Shares are subsequently registered under the 1933 Act, state securities laws or an exemption from such registration is available. See —“Transferability of Shares.” Our Common Shares are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our Common Shares is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their Common Shares.

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

Further, the Adviser, through an affiliate, may determine to make an initial investment of capital in us. As a result, the Adviser may initially own a substantial amount of our outstanding Common Shares. The Adviser may periodically elect to tender any or all of its Common Shares for repurchase under our Share Repurchase Program. Any such share repurchase by the Adviser could have a negative impact on us, including on our liquidity, and could reduce the opportunity for other shareholders to tender the full amount of their Common Shares for repurchase in a given quarter.

The NAV of our Common Shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include but are not limited to :

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

Under our distribution reinvestment plan, if we declare a cash dividend, our shareholders who have not elected to “opt out” will have their cash dividends automatically reinvested (net of applicable withholding tax) in additional Common Shares, rather than receiving the cash distributions. Shareholders who receive distributions in the form of Common Shares generally are subject to the same U.S. federal, state and local tax consequences as shareholders who elect to receive their distributions in cash. However, since their distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes on such reinvested distributions. As a result, shareholders that have not opted out of our DRIP may have to use funds from other sources to pay any tax liabilities imposed upon them based on the value of the Common Shares received. See — “Distribution Reinvestment Plan.”

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

An investor may be subject to filing requirements under the Exchange Act as a result of its investment in us.

Ownership information for any person or group that beneficially owns more than 5% of the Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly statements the amount of outstanding Common Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, beneficial owners of 10% or more of our Common Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

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

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in our Common Shares or preferred shares instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in our Common Shares but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow shareholders to elect payment in cash and/or our Common Shares of equivalent value. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is required to be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution is required to be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in beneficial interests) under a formula provided in the applicable IRS guidance. The number of our Common Shares distributed would thus depend on the applicable percentage limitation on cash available for distribution, the shareholders’ individual elections to receive cash or beneficial interests, and the value of the our Common Shares. Each shareholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. shareholder) on the date the distribution is received in an amount equal to the cash that such shareholder would have received if the entire distribution had been paid in cash, even if the shareholder received all or most of the distribution in our Common Shares or preferred shares. We currently do not intend to pay distributions in our Common Shares or preferred shares, but we can offer no assurance that we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) our Common Shares and our preferred shares collectively are held by at least 500 persons at all times during a taxable year, (ii) our Common Shares are treated as regularly traded on an established securities market or (iii) our Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We cannot assure you that we will be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for the applicable calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our Adviser and certain of our other expenses for such calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate.

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

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income generally for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains). Finally, if more shareholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

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

Combination or “Layering” of Multiple Risk Factors.

Although the various risks discussed in this report are generally described separately, prospective investors should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to an investor may be significantly increased.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

The Adviser has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

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

Management's Role in Cybersecurity Risk Management

The Adviser’s Chief Technology Officer ("CTO"), internal information technology team and a managed virtual security operations center are responsible for the cybersecurity program applicable to the Company (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Company’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Company. The Adviser’s CTO has 20 years of experience in technology, with 10 years advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Adviser’s CTO works closely with Company management to administer, assess, discuss, and prioritize the Company’s cybersecurity efforts.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently and, until an exchange listing, we do not expect there to be, a public market for our shares, nor can we give any assurance that one will develop. As of March 12, 2026 there were 13 holders of record of our Common Shares.

Distributions

On December 22, 2025, the Company’s Board declared a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.62 per share, payable on January 29, 2026 to shareholders of record on December 22, 2025.

Distribution Reinvestment Plan

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

Upon Commencement of Operations, organization expenses incurred totaled $2.7 million, and our initial offering costs (other than the organization expenses) are fully amortized by October 2025 over a twelve-month period beginning with the Commencement of Operations.

We have entered into the “Expense Support Agreement" with the Adviser, under which the Adviser has contractually agreed to pay, on a quarterly basis, certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 1.50% (on an annualized basis) of the Company’s net asset value as described in “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Agreements and Related Party Transactions.”

Our primary operating expenses include the payment of the Base Management Fee and the Incentive Fee (each of which is described below) to our Adviser, legal and professional fees, interest, fees and other expenses of financings and other operating and overhead related expenses. The Base Management Fee and Incentive Fee compensate our Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses relating to our operations and transactions, including:

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
(xx)
costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with the 1940 Act, the Sarbanes-Oxley Act of 2002, as amended, and applicable federal and state securities laws, and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including the compensation of professionals responsible for the preparation or review of the foregoing;
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

From time to time, our Adviser, our Administrator (as defined below), or their affiliates may pay third-party providers of goods or services. We reimburse our Adviser, our Administrator or such affiliates thereof for any such amounts paid on our behalf, subject to the provisions of the Expense Support Agreement. All of these expenses are ultimately borne by our shareholders.

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, we incurred $3.8 million and $0.8 million, respectively, for allocated shared services under the Administration Agreement which are reflected in Administrative service fees.

As of December 31, 2025 and December 31, 2024, included in Payable to Affiliates are $4.6 million and $0.8 million, respectively, for accrued allocated shared services under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser will pay, on a quarterly basis Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment” such that Other Operating Expenses of the Company do not exceed 1.50% on annualized basis of the Company’s net asset value). “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities)) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding the Company’s Base Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

The Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. In making a Voluntary Expense Payment, the Adviser will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses). However, no portion of a Voluntary Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company.

Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter, the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts may be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement with AGL, pursuant to which AGL provides the Adviser with experienced investment professionals and access to the resources of AGL so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser is able to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of AGL’s investment professionals.

Portfolio and Investment Activity

As of December 31, 2025 and 2024, our portfolio had a fair value of approximately $1,355.6 million and $473.1 million, respectively. The following table summarizes our portfolio and investment activity during the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Total investments, beginning of period	$473,126	$—
New investments purchased	1,022,366	474,478
Payment-in-kind interest capitalized	1,135	—
Proceeds from sale of investments and principal repayments	(110,770)	(2,231)
Net accretion of discount on investments	2,427	164
Net realized gain (loss) on investment transactions	(36,748)	—
Net unrealized appreciation (depreciation) from investments	4,105	715
Total investments, end of period	$1,355,641	$473,126
Number of portfolio companies at beginning of period	17	—
Number of new portfolio companies	26	17
Number of realized portfolio companies	(3)	—
Number of portfolio companies at end of period	40	17

The following table is a summary of certain characteristics of our investment portfolio as of December 31, 2025. Weightings are based on the funded par value of each respective investment as of December 31, 2025. All portfolio company information is presented as of the initial origination date of each investment.

	As of December 31, 2025
Weighted average net leverage	5.6	x
Weighted average loan-to-value	41.9%
Weighted average interest coverage	2.0	x
Financial sponsor backed	93.4%

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies are integral to understanding our consolidated financial statements. We have identified investment valuation, revenue recognition and income taxes as our most critical accounting estimates.

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

(1)
Our quarterly valuation process begins with each Portfolio Company or investment being initially valued by the professionals of our Adviser, the Valuation Designee;
(2)
From time-to-time we engage a third-party valuation agent to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The third-party valuation agent independently values such investments using quantitative and qualitative information provided by the investment professionals of our Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The third-party valuation agent also provides analyses to support their valuation methodology and calculations. The third-party valuation agent provides an opinion on a final range of values on such investments to the Valuation Designee. The third-party valuation agent defines fair value in accordance with ASC 820 and utilizes valuation techniques including the market approach, the income approach or both;

(3)
The third-party valuation agent’s preliminary valuations are reviewed by our Adviser, in its capacity as the Valuation Designee. The third-party valuation agent’s ranges are compared to our Adviser’s valuations to ensure our Adviser’s valuations are reasonable;
(4)
The Valuation Designee determines the valuations of our investments in good faith within the meaning of the 1940 Act, including consideration of the input from the third-party valuation agent, and provides the valuation determinations to the Audit Committee of our Board of Trustees;
(5)
The Audit Committee of our Board of Trustees reviews valuation information provided by the Valuation Designee. The Audit Committee then discusses such valuation determinations; and
(6)
Our Board of Trustees discusses the valuation determinations of the Valuation Designee and determines whether such fair values have been arrived at in conformity with our valuation policy and procedure.

In connection with issuances of Common Shares on dates occurring mid-quarter, our NAV is determined by our Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Trustees and in accordance with procedures adopted by our Board of Trustees.

Investments

The industry compositions of the portfolio at cost/amortized cost and fair value as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$101,363	$102,013	7.6%	$59,161	$59,161	12.5%
Automobile Components	24,781	25,000	1.8	24,754	24,754	5.2
Commercial Services & Supplies	59,726	60,572	4.5	—	—	—
Containers & Packaging	23,670	23,760	1.8	—	—	—
Diversified Consumer Services	102,751	103,133	7.6	—	—	—
Diversified Financial Services	58,435	58,435	4.3	—	—	—
Electrical Equipment	63,412	64,025	4.7	—	—	—
Energy Equipment & Services	27,653	27,653	2.0	—	—	—
Health Care Equipment & Supplies	44,927	43,750	3.2	—	—	—
Health Care Providers & Services	111,125	111,598	8.2	13,580	13,580	2.9
Health Care Technology	157,982	158,976	11.7	99,402	99,402	21.0
Hotels, Restaurants & Leisure	20,213	20,236	1.5	—	—	—
Insurance	76,743	77,108	5.7	32,194	32,194	6.8
IT Services	63,241	63,363	4.7	—	—	—
Machinery	68,320	68,606	5.1	19,656	19,656	4.2
Paper & Forest Products	—	—	—	22,810	23,525	5.0
Personal Care Products	24,797	24,688	1.8	—	—	—
Professional Services	15,450	15,576	1.1	15,565	15,565	3.3
Semiconductors & Semiconductor Equipment	42,786	43,323	3.2	44,582	44,582	9.4
Software	211,348	211,518	15.6	114,464	114,464	24.2
Specialty Retail	52,065	52,308	3.9	26,243	26,243	5.5
Total	$1,350,788	$1,355,641	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,291,499	$1,295,805	95.6%	$413,250	$413,965	87.5%
United Kingdom	59,289	59,836	4.4	59,161	59,161	12.5
Total	$1,350,788	$1,355,641	100.0%	$472,411	$473,126	100.0%

Results of Operations

Operating results for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024 were as follows:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Total investment income	$86,495	$7,388
Net expenses	49,372	4,830
Net investment income	37,123	2,558
Net realized gain (loss) on investment transactions	(36,691)	—
Net realized gain (loss) on extinguishment of debt	(211)	—
Net change in unrealized appreciation (depreciation) on investment transactions	4,047	715
Net increase (decrease) in net assets resulting from operations	$4,268	$3,273

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, and changes in unrealized appreciation on the investment portfolio. During the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, we recorded a realized loss of $211 and $0, respectively, related to the early extinguishment of debt following a reduction in the maximum borrowing amount under the SocGen Subline Facility. This reduction, effective July 7, 2025, represented a pro rata portion of the unamortized deferred financing costs and contributed to the net increase (decrease) in assets for the period. We completed our acquisition of initial loans and commitments and commenced operations on October 21, 2024.

Investment Income

Investment income for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, was as follows:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Interest income	$84,482	$7,388
Payment-in-kind interest income	1,398	—
Fee income	615	—
Total investment income	$86,495	$7,388

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, total investment income was $86.5 million and $7.4 million, respectively, driven primarily by increased deployment of capital. The size of our investment portfolio at fair value was $1,355.6 million as of December 31, 2025 compared with $473.1 million as of December 31, 2024. As of December 31, 2025 and 2024, the weighted average contractual interest rates on our performing debt investments were approximately 8.7% and 9.0%, respectively.

Expenses

Expenses for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, were as follows:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Interest and other financing expenses	$38,848	$3,887
Base management fees	4,344	263
Incentive Fee on income	5,303	365
Capital gain incentive fees	30	89
Organizational costs	—	2,727
Offering costs	765	188
Administrative service fees	3,751	829
Professional fees	3,170	1,332
Board of trustee fees	474	284
Other general expenses	2,637	1,200
Total expenses before fee waiver and expense reimbursement	59,322	11,164
Capital gain incentive fee waived	(30)	(89)
Expense reimbursement	(9,920)	(6,245)
Net expenses	$49,372	$4,830

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, net expenses were $49.4 million and $4.8 million, respectively, primarily attributable to interest and other financing expenses and management, incentive and administrative service fees, partially offset by expense reimbursement from our Adviser.

Interest and other financing expenses

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, total interest expense (including unused fees, and amortization of deferred financing costs) was $38.8 million and $3.9 million, respectively. The increase in total interest expense was driven by a higher weighted average debt outstanding of $551.3 million and $253.2 million, respectively.

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, Base Management Fees were $4.3 million and $0.3 million, respectively.

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Incentive Fee on income incurred by us was $5.3 million and $0.4 million, respectively.

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

The Capital Gain Incentive Fees is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then U.S.GAAP requires us to accrue a capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, Capital Gain Incentive fees were approximately $30 thousand and $89 thousand, respectively. The Adviser has agreed to partially waive certain capital gain incentive fees, and for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, Capital Gain Incentive fees waived were approximately $30 thousand and $89 thousand, respectively.

Organization and Offering costs

Organization costs include expenses incurred in our initial formation. For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, organization costs were $0 and $2,727, respectively. Offering costs of $0.8 million and $0.2 million, respectively, were expensed during the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024.

Expense support

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, we recognized $9.9 million and $6.2 million, respectively, in expense support from the Adviser pursuant to the Expense Support Agreement. Such expenses may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement. As of December 31, 2025, the Advisor has elected to permanently waive its right to reimbursement of $3.5 million under the Expense Support Agreement.

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation)

Net realized gain (loss) and unrealized appreciation (depreciation) for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024 was comprised of the following:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Net realized gain (loss) on investments	$(36,748)	$—
Net realized gain (loss) on foreign currency transactions	57	—
Net realized gain (loss) on investment transactions	$(36,691)	$—
Net unrealized appreciation on investments	$5,510	$715
Net unrealized (depreciation) on investments	(1,405)	—
Net unrealized appreciation (depreciation) foreign currency translation	(58)	—
Net unrealized gain (loss) on investment transactions	$4,047	$715
Net realized gain (loss) on extinguishment of debt	$(211)	$—

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, we had net realized loss of $(36.7) million and $0, respectively. For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, we had net realized gain on foreign currency translation of $57 thousand and $0, respectively.

For the year ended December 31, 2025, we recognized gross unrealized appreciation on investments of $5.5 million and a gross unrealized depreciation of $(1.4) million on investments. For the year ended December 31, 2025, we had net unrealized depreciation on foreign currency translation of $58 thousand.

For the period from January 18, 2024 (Date of Inception) to December 31, 2024, we recognized gross unrealized appreciation on investments of $715 thousand, with no gross unrealized depreciation.

For the year ended December 31, 2025, we recognized a realized loss on extinguishment of debt of $(211) thousand, while there were none for the period from January 18, 2024 (Date of Inception) to December 31, 2024.

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

Debt

From time to time, we may enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. As of December 31, 2025, the maximum aggregate capacity on all of our facilities was $1.3 billion, with total borrowings outstanding of $863.2 million. As of December 31, 2024, the maximum aggregate capacity on all of our facilities was $850.0 million, with total borrowings outstanding of $391.2 million. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of December 31, 2025 and December 31, 2024, we were in compliance with the terms of our debt arrangements.

As of December 31, 2025 and December 31, 2024, we had an aggregate principal amount of $863.2 million and $391.2 million, respectively, of debt outstanding under all of our borrowing facilities. We believe that our current cash and cash equivalents on hand, our available borrowing capacity under all of our borrowing facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

SocGen ABL Facility: On October 18, 2024, PCIF Vigilant Funding LLC (“PCIF Vigilant”), our direct wholly-owned subsidiary, as borrower, and we, as equity holder and servicer, entered into a credit facility (the “SocGen ABL Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Société Générale, as administrative agent, and U.S. Bank, National Association, as collateral agent, collateral administrator, and document custodian. The SocGen ABL Facility allowed us to borrow in an aggregate amount of up to $300.0 million, subject to leverage and borrowing base restrictions, with a stated maturity date of October 18, 2029. All capitalized terms used herein are as defined under the SocGen ABL Facility.

Loans under the SocGen ABL Facility initially bear interest at the applicable base rate plus 2.15% during the revolving period and thereafter, 2.50%, subject to a step-up of 2.00% following the occurrence of an Event of Default. The base rate under the Loan Agreement is (i) term CORRA plus 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) daily simple Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, and (viii) term SOFR with respect to advances denominated in U.S. dollars.

From the date of execution of the SocGen ABL Facility until the nine-month anniversary thereof, no daily commitment fee was incurred. During the remaining life of the SocGen ABL Facility, we will pay an annual non-use fee of 1.00%, accruing on the portion of the undrawn commitment that is greater than 65.00% of the total commitment under the SocGen ABL Facility and 0.50% per annum, accruing on the portion of the undrawn commitment that is less than or equal to 65.00% of the total commitment under the SocGen ABL Facility.

The Loan Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $500.0 million, subject to the satisfaction of certain conditions to borrow. Proceeds from loans made under the SocGen ABL Facility may be used for PCIF Vigilant’s general corporate purposes, to fund collateral obligations acquired by PCIF Vigilant, to pay certain fees and expenses and to make distributions to us, subject to certain conditions set forth in the Loan Agreement.

On February 26, 2025, we entered into Amendment No. 3 to the SocGen ABL Facility (the “Amendment No. 3 to SocGen ABL Facility”). The Amendment No. 3 to SocGen ABL Facility provided for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $300.0 million to $400.0 million and revised the margin applicable to borrowings under the facility during the revolving period from 2.15% to 2.05%, subject to a step-up of 2.00% following the occurrence of an event of default.

On May 1, 2025, we entered into Amendment No. 4 to the SocGen ABL Facility (the “Amendment No. 4 to SocGen ABL Facility”). The Amendment No. 4 to SocGen ABL Facility provided for, among other things, an extension of the Facility Termination Date of the SocGen ABL Facility from October 18, 2029 to October 18, 2032 and revises the margin applicable to borrowings under the SocGen ABL Facility from 2.50% after the expiration of the revolving period to 2.50% after the expiration of the revolving period until October 18, 2029, and 3.0% thereafter.

On October 23, 2025, we entered into that certain Amendment No. 5 to the SocGen ABL Facility (the “Amendment No. 5 to SocGen ABL Facility”). The Amendment No. 5 to SocGen ABL Facility provides for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $400.0 million to $500.0 million, a revision of the margin applicable to borrowings under the facility from 2.05% to 1.90% during the revolving period, and from 2.50% to 2.25% after the revolving period, and an extension of each of the revolving period and the facility maturity date by one year.

The SocGen ABL Facility is secured by all of the assets held by PCIF Vigilant. The SocGen ABL Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

We may borrow amounts in U.S. dollars or certain other currencies. As of December 31, 2025, we had outstanding debt denominated in Euros (EUR) $10.6 million on the SocGen ABL Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, we had no outstanding debt denominated in foreign currencies on the SocGen ABL Facility, included in the outstanding principal amount in the table below.

As of December 31, 2025 and December 31, 2024, we had outstanding debt of $454.3 million and $208.6 million, respectively, under the SocGen ABL Facility.

SocGen Subline Facility: On October 18, 2024, we entered into a revolving credit facility (the “SocGen Subline Facility”), among us, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer. All capitalized terms used herein are as defined under the SocGen Subline Facility.

The SocGen Subline Facility provides for borrowings in U.S. dollars, Euro, Sterling, Canadian dollars and such other currencies to be mutually agreed in an initial aggregate amount of up to $250.0 million with an option for us to request, at one or more times, that existing and/or new lenders, at their election, provide up to $500.0 million.

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

Our obligations under the SocGen Subline Facility are secured by our ability to call capital from certain of its investors, the capital commitments and capital contributions of such investors and the bank accounts into which such capital contributions are funded.

During the period commencing on the Effective Date and ending on the earlier of the Stated Maturity Date and the date of termination of the revolving commitments under the SocGen Subline Facility, we will pay a non-use fee of 30 basis points (0.30%) per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

On July 3, 2025, we requested a reduction of the maximum borrowing amount under the SocGen Subline Facility from $250.0 million to $150.0 million. The effective date of such reduction was July 7, 2025. The reduction resulted in a realized loss on the early extinguishment of debt of $0.2 million for the year ended December 31, 2025, such amount representing a pro rata portion of the unamortized deferred financing costs on the effective date of the reduction.

On September 17, 2025, we entered into an amendment to the SocGen Subline Facility (the “Amendment to SocGen Subline Facility”). Among other things, the parties have agreed in the Amendment to SocGen Subline Facility to extend the stated maturity date of the SocGen Subline Facility from October 17, 2025, to September 16, 2026 and to reduce the pricing on the SocGen Subline Facility to (a) at any time when the dollar equivalent of the principal obligations is less than 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.20% and (ii) with respect to any reference rate loan, an annual rate of 1.20%, and (b) at any time when the dollar equivalent of the principal obligations is greater than or equal to 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.05% and (ii) with respect to any reference rate loan, an annual rate of 1.05%. By its terms, the Amendment also obligates the Fund to pay an annual extension fee equal to 0.25% of the commitment amount of each extending lender, with such extension fee to be pro-rated for the period from October 17, 2025, through the new stated maturity date.

As of December 31, 2025 and December 31, 2024, we had outstanding debt of $0 and $120.6 million, respectively, under the SocGen Subline Facility.

Natixis Revolving Credit Facility: On December 20, 2024, we entered into a revolving credit facility (the “Natixis Revolving Credit Facility”), with the lenders party thereto, Natixis, New York Branch, as administrative agent, and U.S. Bank Trust Company, National Association, as custodian. The Natixis Revolving Credit Facility will mature on December 20, 2029, unless terminated earlier in accordance with the Natixis Revolving Credit Facility. The Natixis Revolving Credit Facility allows us to borrow in an aggregate amount of up to $300.0 million, subject to leverage and borrowing base restrictions. All capitalized terms used herein are as defined under the Natixis Revolving Credit Facility.

Loans under the Natixis Revolving Credit Facility bore interest at (i) for Alternate Base Rate Loans, the greatest of (a) Prime, (b) NYFRB Rate plus 0.50%, and (c) Term SOFR plus 1.00% (however, in no case less than 1.00%), each adjusted by a further 0.90% credit spread, (ii) for Risk Free Rate Loans, the greater of (a) SONIA plus 0.1193% and (b) 0.00%, each adjusted by a further 1.90% credit spread, (iii) for Term Benchmark Loans denominated in Euros, the EURIBOR Screen Rate multiplied by the Statutory Reserve Rate, plus 1.90%, (iv) for Term Benchmark Loans denominated in United States dollars, Term SOFR, plus 1.90%, and (v) for Term Benchmark Loans denominated in Canadian dollars, Term CORRA, plus 1.90%. We will pay a non-use fee of 0.375% per annum, accruing on the portion of the undrawn commitment accruing on the portion of the undrawn commitment of the total commitment under the Natixis Revolving Credit Facility.

The Natixis Revolving Credit Facility is secured by all of the principal amount of investments we hold that are not otherwise pledged under any of our other credit facilities. The Natixis Revolving Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for credit facilities of this nature.

As of December 31, 2025 and December 31, 2024, we had outstanding debt of $217.7 million and $62.0 million, respectively, under the Natixis Revolving Credit Facility.

Natixis ABL Facility: On June 20, 2025, PCIF Defender, entered into a credit facility (the “Natixis ABL Facility”) for revolving and term loans pursuant to a credit agreement, by and among PCIF Defender, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and information agent and U.S. Bank National Association, as collateral custodian and custodian (the “Credit Agreement”). All capitalized terms used herein are as defined under the Natixis ABL Facility.

Borrowings under the Natixis ABL Facility initially bear interest at the applicable base rate plus 1.95%, subject to a step-up of 2.00% following the occurrence of an Event of Default. The base rate under the Natixis ABL Facility is (a) for certain loans financed through the issuance of commercial paper, the Cost of Funds Rate and (b) for all other loans, the applicable Term SOFR rate; provided that, with respect to clause (a), no lender will utilize the Cost of Funds Rate without the prior consent of PCIF Defender.

The initial maximum principal amount under the Natixis ABL Facility is $250.0 million, and the Natixis ABL Facility includes an accordion provision to permit increases to the total facility amount, subject in each case to the satisfaction of certain conditions. Proceeds from loans made under the Natixis ABL Facility may be used for PCIF Defender’s general corporate purposes, to fund collateral obligations acquired by PCIF Defender, to pay certain fees and expenses and to make distributions to us, subject to certain conditions set forth in the Natixis ABL Facility.

On December 8, 2025, we entered into Amendment No. 1 to the Natixis ABL Facility (the “Amendment No. 1 to Natixis ABL Facility”). The Amendment No. 1 to Natixis ABL Facility provides for, among other things, an increase in the aggregate commitments of the lenders under the Credit Agreement from $250.0 million to $350.0 million, and a revision of the margin applicable to borrowings in excess of the initial $250.0 million commitment under the Credit Agreement from 1.95% per annum to 1.90% per annum.

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

As of December 31, 2025 and December 31, 2024, we had outstanding debt of $191.3 million and $0, respectively, under the Natixis ABL Facility.

For further details, see Note 6 “Borrowings” to our consolidated financial statements for information on our debt.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes amounts in reserve to fund draws on our credit borrowing facilities.

Net Assets

As of December 31, 2025 and December 31, 2024, our total net assets were $533.0 million and $220.8 million, respectively, and the net asset value per share was $23.40 and $25.21, respectively.

For further details, see Note 8 “Net Assets” to our consolidated financial statements for information on our Net Assets.

Equity Activity

On May 29, 2024, AGL contributed $10 thousand ($25 per share) of capital to us in exchange for 400 Common Shares. As of December 31, 2025 and December 31, 2024, we had aggregate capital commitments with third-party investors of $1.3 billion and $1.0 billion, respectively.

The following table summarizes equity activity for the year ended December 31, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Dividend Reinvestment	7/30/2025	451	25.32	12
Capital Contribution	9/24/2025	5,889,520	24.62	145,000
Dividend Reinvestment	10/30/2025	673	24.40	16
Capital Contribution	12/29/2025	2,139,495	23.37	50,000
Total		14,020,342		$345,042

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

If we undergo a listing or merge into a listed company, in accordance with the terms of the Subscription Agreement pertaining to the private placement, investors will be required to agree to certain lockup and manner-of-sale restrictions with respect to their Common

Shares. In particular, shareholders would be restricted from transferring any Common Shares for 180 days. The lock-up would apply to all Common Shares acquired prior to such listing or merger but would not apply to any shares acquired after and pursuant to the Company’s “opt out” DRIP. If the Company undergoes a listing, no failure to repurchase Common Shares pursuant to the Share Repurchase Program will trigger a Reinvestment Pause Period.

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

In addition to these agreements, we and the Adviser have been granted the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We have filed an application for a new exemptive relief to apply for more flexible co-investment conditions which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain regulated funds and Affiliated Funds. There can be no assurance that we will obtain such new exemptive relief from the SEC. Additionally, affiliates of the Abu Dhabi Investment Authority (“ADIA”) have investments in us and the Adviser. As such, ADIA has an indirect interest in a portion of the fees paid by us to the Adviser.

Recent Developments

Distributions

On January 29, 2026, we paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.62 per share. The distribution was declared on December 22, 2025, to shareholders of record on December 22, 2025.

Additional Investments

Subsequent to December 31, 2025, we committed to the following additional investment transactions, representing aggregate commitments of approximately $77.0 million. These investments carry a weighted average spread of 4.7% and a weighted average loan-to-value ratio of 43.4%, based upon portfolio company financial statements.

Investments	Reference Rate and Spread	Acquisition Date	Maturity Date	Commitment ($)	Initial Funded Par ($)
Non-controlled/Non-affiliated
Debt investments
Insurance
Galway Borrower LLC	SOFR + 4.50%	2/23/2026	9/29/2028	$1,241	$—

Trading Companies & Distributors
Radwell Parent, LLC	SOFR + 4.75%	3/2/2026	4/1/2030	50,000	—

Software
Apple BidCo Holdings, Inc.	SOFR + 4.50%	1/22/2026	1/22/2033	25,750	18,040

Total debt investments				$76,991	$18,040

AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, we and certain vehicles managed by Vintage Strategies at Goldman Sachs Alternatives (“Vintage Strategies”) entered into an amended and restated limited liability company agreement for AGL EPCI I (the “LLC Agreement”), an unconsolidated entity. We and Vintage Strategies will invest up to $300 million in the aggregate in AGL EPCI I, with us investing up to $75 million and Vintage Strategies investing up to $225 million. In addition, the AGL EPCI I has secured $250 million in third-party debt financing, which it expects to execute on March 23, 2026. It is expected that AGL EPCI I will be principally focused on U.S. senior secured, corporate direct lending, consistent with our core origination strategy.

Critical Accounting Policies

There have been no material changes to our critical accounting policies discussed in the Registration Statement. Our critical accounting policies should be read in connection with the risk factors described in the Registration Statement.

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “Item 1A. – Risk Factors” of the Registration Statement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2025, 100% of our debt portfolio investments bore interest at variable rates, which are usually SOFR-based and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly, quarterly, semi-annual or annual basis, and substantially all of these interest rates are subject to certain floors. Our borrowing facilities bear interest at a Term SOFR or a Base Rate, in each case plus an applicable margin for borrowings that reference Term SOFR.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$27,233	$17,265	$9,968
Up 100 basis points	$13,616	$8,632	$4,984
Up 50 basis points	$6,808	$4,316	$2,492
Down 50 basis points	$(6,808)	$(4,316)	$(2,492)
Down 100 basis points	$(13,616)	$(8,632)	$(4,984)
Down 200 basis points	$(27,164)	$(17,265)	$(9,899)

We may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of December 31, 2025, we had not entered into any interest rate hedging agreements.

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

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, New York, NY, PCAOB ID:34)	78
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, New York, NY, PCAOB ID:42)	79
Consolidated Statement of Assets and Liabilities as of December 31, 2025 and 2024	80
Consolidated Statement of Operations for the Year Ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024	81
Consolidated Statement of Changes in Net Assets for the Year Ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024	82
Consolidated Statement of Cash Flows for the Year Ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024	83
Consolidated Schedule of Investments as of December 31, 2025 and 2024	85
Notes to the Consolidated Financial Statements	93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AGL Private Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of AGL Private Credit Income Fund and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2024, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights (in Note 10) for the period from January 18, 2024 (date of inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in net assets, cash flows and the financial highlights for the period from January 18, 2024 (date of inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York, NY

March 12, 2025

We began serving as the Company's auditor in 2024. In 2025 we became the predecessor auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AGL Private Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of AGL Private Credit Income
Fund (“the Company”), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statement of operations, changes in net assets and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations, changes in net assets and its cash flows for the year then ended in conformity with U.S.
generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the
Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian, loan agents and underlying investee. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of AGL Private Credit Income Fund since 2025.

March 12, 2026

AGL Private Credit Income Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost/amortized cost of $1,350,788 and $472,411, respectively)	$1,355,641	$473,126
Cash and cash equivalents	3,328	131,621
Restricted cash and cash equivalents	26,542	4,920
Interest receivable	10,116	2,699
Open trade receivable	17,024	—
Deferred offering costs	—	765
Receivable from Adviser	12,626	6,245
Other assets	718	366
Total Assets	$1,425,995	$619,742
Liabilities
Debt (net of deferred financing costs of $8,788 and $6,592, respectively)	$854,451	$384,604
Interest payable	8,850	3,604
Base management fees payable	1,573	263
Incentive Fee on income payable	2,036	365
Distributions payable	12,796	2,501
Payable to Adviser	8,756	6,794
Payable to Affiliate	4,580	829
Total Liabilities	893,042	398,960
Commitments and contingencies (Note 7)
Net Assets
Common Shares, $0.001 par value, unlimited shares authorized, 22,778,837 and 8,758,495 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	23	9
Additional paid-in capital	564,940	219,975
Accumulated distributable earnings (losses)	(32,010)	798
Total Net Assets	532,953	220,782
Total Liabilities and Net Assets	$1,425,995	$619,742
Net asset value per share	$23.40	$25.21

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$84,482	$7,388
Payment-in-kind interest income	1,398	—
Fee income	615	—
Total investment income	86,495	7,388
Expenses:
Interest and other financing expenses	38,848	3,887
Base management fees	4,344	263
Incentive Fee on income	5,303	365
Capital gain incentive fees	30	89
Organizational costs	—	2,727
Offering costs	765	188
Administrative service fees	3,751	829
Professional fees	3,170	1,332
Board of trustee fees	474	284
Other general expenses	2,637	1,200
Total expenses	59,322	11,164
Capital gain incentive fee waived	(30)	(89)
Expense reimbursement	(9,920)	(6,245)
Net expenses	49,372	4,830
Net investment income	37,123	2,558
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(36,748)	—
Foreign currency transactions	57	—
Net realized gain (loss) on investment transactions	(36,691)	—
Net change in unrealized appreciation (depreciation) from:
Investments	4,105	715
Translation of assets and liabilities in foreign currencies	(58)	—
Net change in unrealized appreciation (depreciation) on investment transactions	4,047	715
Net gain (loss) on investment transactions	(32,644)	715
Net realized gain (loss) on extinguishment of debt	(211)	—
Net increase (decrease) in net assets resulting from operations	$4,268	$3,273
Per Common Share Data
Basic and diluted earnings per Common Share	$0.30	$0.77
Basic and diluted net investment income per Common Share	$2.64	$0.60
Basic and diluted weighted average Common Shares outstanding	14,070,760	4,252,447

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share amounts)

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Net increase in net assets resulting from operations
Net investment income	$37,123	$2,558
Net realized gain (loss) on investments	(36,748)	—
Net realized gain (loss) on foreign currency transactions	57	—
Net realized gain (loss) on extinguishment of debt	(211)	—
Net change in unrealized appreciation (depreciation) on investments	4,105	715
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(58)	—
Net increase in net assets resulting from operations	4,268	3,273

Distributions to shareholders
Common Shares issued in connection with dividend reinvestment plan	42	—
Distributions declared	(37,139)	(2,501)
Net decrease in net assets resulting from distributions to shareholders	(37,097)	(2,501)

Capital share transactions
Issuance of Common Shares	345,000	220,010
Net increase in net assets resulting from capital share transactions	345,000	220,010
Total increase in net assets during the period	312,171	220,782
Net assets at beginning of period	220,782	—
Net assets at end of period	$532,953	$220,782
Net asset value per share	$23.40	$25.21
Common Shares outstanding as of December 31 of each period	22,778,837	8,758,495

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,268	$3,273
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	36,748	—
Net realized (gain) loss on foreign currency transactions	(57)	—
Net realized (gain) loss on extinguishment of debt	211	—
Net change in unrealized (appreciation) depreciation on investments	(4,105)	(715)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	58	—
Net accretion of discount and amortization of premium	(2,427)	(164)
Amortization of deferred financing costs	2,869	283
Amortization of offering costs	765	188
Payments for purchase of investments	(1,022,366)	(474,478)
Proceeds from sale of investments and principal repayments	110,770	2,231
Payment-in-kind interest capitalized	(1,135)	—
Changes in operating assets and liabilities:
Interest receivable	(7,417)	(2,699)
Receivable from Adviser	(6,381)	(6,245)
Open trade receivable	(17,024)	—
Other assets	(352)	(366)
Interest payable	5,246	3,604
Base management fees payable	1,310	263
Incentive Fee on income payable	1,671	365
Payable to Adviser	1,962	6,794
Payable to Affiliate	3,751	829
Net cash provided by (used for) operating activities	(891,635)	(466,837)
Cash flows from financing activities:
Debt borrowings	1,496,289	601,236
Debt repayments	(1,024,247)	(210,040)
Deferred offering costs paid	—	(953)
Capitalized debt issuance costs paid	(5,276)	(6,875)
Proceeds from issuance of Common Shares	345,000	220,010
Distributions paid	(26,802)	—
Net cash provided by (used in) financing activities	784,964	603,378
Cash and cash equivalents and restricted cash and cash equivalents
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(106,671)	136,541
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	136,541	—
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$29,870	$136,541
Supplemental disclosures of non-cash information
Cash paid for interest	$30,735	$—
Shares issued in connection with dividend reinvestment plan	$42	$—

The following table presents cash and cash equivalents and restricted cash and cash equivalents by category within the Consolidated Statements of Assets and Liabilities:

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$3,328	$131,621
Restricted cash and cash equivalents	26,542	4,920
Cash and cash equivalents and restricted cash and cash equivalents	$29,870	$136,541

AGL Private Credit Income Fund

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	12/2/2024	12/3/2031	$—	$(70)	$—	0.0%	*(6)(7)(8)(9)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	9.09%	12/2/2024	12/3/2031	60,289	59,359	59,836	11.2%	*3a(6)(7)(9)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	7/24/2025	7/24/2032	—	(17)	(9)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.75%	-	7/24/2025	7/24/2032	—	(67)	(54)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 5.25%	6.38% cash / 2.88% PIK	7/24/2025	7/24/2032	42,559	42,158	42,240	7.9%	*3b(6)
						102,848	101,363	102,013	19.1%

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.50%	9.40%	11/1/2024	11/3/2031	25,000	24,781	25,000	4.7%	*3b(6)

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(15)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(9)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	6/13/2025	6/14/2032	17,859	17,781	17,859	3.4%	*3b(6)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.34%	1/31/2025	2/2/2032	6,747	6,716	6,747	1.3%	*3b(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/31/2025	2/2/2032	—	(15)	—	0.0%	*(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 5.00%	6.09% cash / 2.75% PIK	1/31/2025	2/2/2032	28,786	28,716	28,787	5.4%	*3b(6)
Thompson Safety LLC	First Lien Revolving Loan	SOFR + 5.00%	-	6/25/2025	6/25/2032	—	(16)	(4)	0.0%	*(6)(8)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.80%	6/25/2025	6/25/2032	1,868	1,778	1,868	0.4%	*3b(6)(8)
						55,260	54,936	55,257	10.5%

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.59%	5/8/2025	12/14/2028	11,970	11,860	11,910	2.2%	*3b(6)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.95%	5/8/2025	12/14/2028	11,910	11,810	11,850	2.2%	*3c(6)
						23,880	23,670	23,760	4.4%

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.81%	4/29/2025	10/24/2030	51,130	50,478	50,758	9.5%	*3b(6)(8)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	8.84%	4/29/2025	10/24/2030	25,323	25,094	25,196	4.7%	*3b(6)
Wrench Group LLC	First Lien Revolving Loan	SOFR + 4.75%	-	10/1/2025	9/3/2031	—	(36)	(36)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	10/1/2025	9/3/2032	—	(18)	(18)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Term Loan	SOFR + 4.75%	8.42%	10/1/2025	9/3/2032	27,500	27,233	27,233	5.1%	*3b(6)
						103,953	102,751	103,133	19.3%

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.75%	-	4/16/2025	4/22/2032	—	(41)	(41)	0.0%	*(6)(8)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.75%	8.47%	4/16/2025	4/22/2032	58,924	58,476	58,476	11.0%	*3a(6)
						58,924	58,435	58,435	11.0%

Electrical Equipment
Maverick Power, LLC	First Lien Term Loan	SOFR + 5.00%	8.89%	11/4/2025	5/4/2031	65,000	63,412	64,025	12.0%	*3b(6)(8)

Electrical Equipment
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(14)	(14)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(7)	(7)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(10)	(10)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.20%	12/18/2025	12/20/2032	27,787	27,684	27,684	5.2%	*3b(6)
						27,787	27,653	27,653	5.2%

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.17%	7/24/2025	4/16/2032	49,875	44,927	43,750	8.2%	*3b(11)

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.82%	3/31/2025	12/22/2027	5,003	4,914	5,003	0.9%	*3a(6)(8)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.92%	10/21/2024	9/17/2031	698	685	698	0.1%	*3b(6)(8)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	-	10/21/2024	9/17/2031	—	(13)	—	0.0%	*(6)(8)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	7.95%	10/21/2024	9/17/2031	13,569	13,481	13,569	2.5%	*3b(6)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.50%	2/19/2025	2/19/2032	7,829	7,742	7,762	1.5%	*3b(6)(8)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.91%	2/19/2025	2/19/2031	3,375	3,311	3,319	0.6%	*3b(6)(8)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.57%	2/19/2025	2/19/2032	58,208	57,680	57,771	10.8%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/29/2025	5/29/2032	—	(12)	—	0.0%	*(6)(8)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.67%	5/29/2025	5/29/2032	15,921	15,703	15,802	3.0%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	5/29/2025	5/29/2030	—	(30)	(17)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(13)	—	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(5)	(3)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	9.23%	9/2/2025	7/2/2030	7,713	7,682	7,694	1.4%	*3b(6)
						112,316	111,125	111,598	20.8%

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(16)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(40)	(10)	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	-	5/15/2025	8/7/2031	—	(61)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.72%	5/15/2025	8/7/2031	6,909	6,812	6,891	1.3%	*3a(6)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.72%	10/21/2024	8/7/2031	44,058	43,614	43,948	8.2%	*3a(6)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(16)	(16)	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(16)	(16)	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.50%	8.22%	10/21/2025	4/2/2031	35,000	34,830	34,830	6.5%	*3a(6)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(24)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(39)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.42%	10/21/2024	6/27/2031	56,468	56,104	56,468	10.6%	*3b(6)
Xifin, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	8/5/2025	7/31/2031	—	(7)	—	0.0%	*(6)(8)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.67%	8/5/2025	7/31/2031	16,881	16,841	16,881	3.2%	*3b(6)
						159,316	157,982	158,976	29.8%

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(20)	(14)	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	9.23%	7/29/2025	7/29/2031	263	237	240	0.0%	*3b(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.32%	7/29/2025	7/29/2031	20,263	19,996	20,010	3.8%	*3b(6)
						20,526	20,213	20,236	3.8%

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.17%	10/21/2024	9/29/2028	229	226	229	0.0%	*3a(6)(8)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.19%	10/21/2024	9/29/2028	175	169	175	0.0%	*3b(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.17%	10/21/2024	9/29/2028	211	210	211	0.0%	*3b(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.17%	10/21/2024	9/29/2028	11,205	11,145	11,205	2.1%	*3b(6)
Integrity Marketing Acquisition, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/25/2028	—	(56)	—	0.0%	*(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.82%	10/21/2024	8/25/2028	26,430	26,382	26,430	5.0%	*3b(6)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(36)	(38)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(32)	(17)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	8.17%	8/29/2025	8/29/2032	39,109	38,735	38,913	7.3%	*3b(6)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
						77,359	76,743	77,108	14.4%

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(18)	—	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(18)	(5)	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	8.67%	1/9/2025	1/9/2032	18,656	18,525	18,610	3.5%	*3b(6)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	9/12/2025	9/13/2032	—	(20)	(20)	0.0%	*(6)(8)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.32%	9/12/2025	9/13/2032	44,990	44,772	44,778	8.4%	*3b(6)
						63,646	63,241	63,363	11.9%
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	9.97%	11/20/2024	11/20/2030	19,800	19,505	19,602	3.7%	*3a(6)
FGI Acquisition Corp.	First Lien Term Loan	SOFR + 5.50%	9.27%	5/23/2025	5/21/2032	49,750	48,815	49,004	9.2%	*3b(6)
						69,550	68,320	68,606	12.9%

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.74%	8/13/2025	8/13/2030	25,000	24,797	24,688	4.6%	*3a(6)

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	11/1/2024	9/22/2028	—	(12)	—	0.0%	*(6)(8)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.84%	11/1/2024	9/22/2028	15,576	15,462	15,576	2.9%	*3b(6)
						15,576	15,450	15,576	2.9%

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	10/17/2031	—	(66)	—	0.0%	*(6)(8)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	10/21/2024	10/17/2031	43,323	42,852	43,323	8.1%	*3c(6)
						43,323	42,786	43,323	8.1%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.32%	5/20/2025	6/21/2029	46,057	46,057	46,057	8.6%	*3b(6)
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	5/20/2025	6/21/2028	—	—	—	0.0%	*(6)(8)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.50%	-	8/15/2025	8/16/2032	—	(6)	(7)	0.0%	*(6)(8)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.50%	8.17%	12/24/2025	8/16/2032	10,060	9,985	10,035	1.9%	*3e(6)
Flexera Software LLC	First Lien Term Loan	EURIBOR + 4.50%	6.38%	8/15/2025	8/16/2032	10,601	12,386	12,419	2.3%	*3b(6)(12)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.50%	8.35%	8/15/2025	8/16/2032	35,127	35,042	35,039	6.6%	*3b(6)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(10)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(13)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.22%	1/10/2025	1/12/2032	17,136	17,086	17,136	3.2%	*3a(6)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	10/2/2025	2/10/2028	285	280	280	0.1%	*3b(6)(8)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.44%	11/12/2024	2/10/2028	463	459	457	0.1%	*3b(6)(8)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.42%	11/5/2024	2/10/2028	47,380	47,319	47,274	8.9%	*3b(6)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/14/2025	10/14/2032	—	(19)	(19)	0.0%	*(6)(8)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	-	10/14/2025	10/14/2031	—	(2)	(2)	0.0%	*(6)(8)
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.91%	10/14/2025	10/14/2032	16,500	16,419	16,419	3.1%	*3b(6)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.17%	10/21/2024	8/29/2031	6,504	6,488	6,504	1.2%	*3b(6)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2024	8/29/2031	—	(6)	—	0.0%	*(6)(8)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.17%	10/21/2024	8/29/2031	19,926	19,883	19,926	3.7%	*3b(6)
						210,039	211,348	211,518	39.7%

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.37%	10/21/2024	7/25/2028	48,125	47,849	48,125	9.0%	*3b(6)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	8.86%	9/25/2025	7/25/2028	4,333	4,216	4,183	0.8%	*3b(6)(8)
						52,458	52,065	52,308	9.8%

Total debt investments						$1,361,636	1,345,998	1,350,326	253.1%

Non-controlled/Non-affiliated equity investments

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Equity investments
Commercial Services & Supplies
Firebird Co-Invest L.P.	LP Interest			1/29/2025	N/A		4,790	5,315	1.0%	*(8)(10)
Total equity investment							4,790	5,315	1.0%
Total investments							1,350,788	1,355,641	254.1%

Money market funds (included in cash and cash equivalents and restricted cash)
Goldman Sachs Financial Square Government Institutional Fund			4.03%				24,019	24,019	4.5%	*
State Street Institutional Treasury Money Market Fund			4.10%				8	8	0.0%	*
Total money market funds							24,027	24,027	4.5%
Total investments and money market funds							$1,374,815	$1,379,668	258.6%
(1)
Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the Company's investments were non-controlled, non-affiliated.
(2)
As of December 31, 2025, the Company had no portfolio company investment on non-accrual status.
(3)
Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of December 31, 2025, 96.3% (based on par) of debt securities contain floors which range between 0.50% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.69% as of December 31, 2025.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.65% as of December 31, 2025.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.57% as of December 31, 2025.
d.
Denotes that all or a portion of the contract was indexed to the 360-day Term SOFR which was 3.42% as of December 31, 2025.
e.
Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.03% as of December 31, 2025.

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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 4.2% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $5,315 or 1.0% of the Company’s net assets.
(11)
This investment is valued using observable inputs and is considered a Level 2 investment.
(12)
This investment is denominated in Euros.

* All or a portion of the investment collateralizes one or more of the Company's borrowing facilities (Note 6).

AGL Private Credit Income Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of December 31, 2025, total unfunded commitments were $294,154.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	$12,494
AMI Buyer, Inc.	Revolving Loan	6,349
Anaplan, Inc.	Revolving Loan	3,479
Apex Service Partners, LLC	Delayed Draw Term Loan	23,279
Chartis Group, LLC, The	Delayed Draw Term Loan	3,497
Chartis Group, LLC, The	Revolving Loan	2,098
Cliffwater LLC	Revolving Loan	5,630
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	1,698
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan #2	9,057
Coding Solutions Acquisition, Inc.	Revolving Loan	3,817
Continental Buyer, Inc.	Delayed Draw Term Loan	6,667
Continental Buyer, Inc.	Revolving Loan	3,333
Cooper's Hawk Intermediate Holding, LLC	Delayed Draw Term Loan	2,895
Cooper's Hawk Intermediate Holding, LLC	Revolving Loan	1,579
Edition Holdings, Inc.	Delayed Draw Term Loan	7,533
Edition Holdings, Inc.	Delayed Draw Term Loan #2	4,020
Edition Holdings, Inc.	Revolving Loan	2,825
Elk Bidco, Inc.	Delayed Draw Term Loan	3,730
Elk Bidco, Inc.	Revolving Loan	3,357
Endor Purchaser, Inc.	Delayed Draw Term Loan	4,167
Endor Purchaser, Inc.	Revolving Loan	2,083
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	9,896
Firebird Acquisition Corp, Inc.	Revolving Loan	5,000
Flexera Software LLC	Revolving Loan	2,695
Galway Borrower LLC	Delayed Draw Term Loan #2	892
Galway Borrower LLC	Revolving Loan	824
IG Investments Holdings, LLC	Revolving Loan	1,767
InhabitlQ, Inc.	Delayed Draw Term Loan	4,784
InhabitlQ, Inc.	Revolving Loan	2,990
Integrity Marketing Acquisition, LLC	Revolving Loan	10,075
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	7,540
Koala Investment Holdings, Inc.	Revolving Loan	3,351
Mountain Parent, Inc.	Delayed Draw Term Loan	11,670
Mountain Parent, Inc.	Revolving Loan	6,224
MRI Software LLC	Delayed Draw Term Loan	2,089
MRI Software LLC	Revolving Loan	1,850
Navex Global Holdings Corporation	Delayed Draw Term Loan	7,750
Navex Global Holdings Corporation	Revolving Loan	400
OLO Parent, Inc.	Revolving Loan	4,167
Saturn Sound Bidco Limited	Delayed Draw Term Loan	10,962
SimonMed, Inc.	Delayed Draw Term Loan	3,387
SimonMed, Inc.	Revolving Loan	4,125
Solis Mammography Buyer, Inc.	Delayed Draw Term Loan	1,761
Solis Mammography Buyer, Inc.	Revolving Loan	2,239
Spotless Brands, LLC	Delayed Draw Term Loan #2	25,667
Star Holdings Bidco, Inc.	Delayed Draw Term Loan	5,571
Star Holdings Bidco, Inc.	Revolving Loan	1,071
Superman Holdings, LLC	Revolving Loan	2,901
Thompson Safety LLC	Delayed Draw Term Loan	15,628
Thompson Safety LLC	Revolving Loan	1,750
Titan BW Borrower L.P.	Delayed Draw Term Loan	3,571
Titan BW Borrower L.P.	Revolving Loan	7,143
Wrench Group LLC	Delayed Draw Term Loan	3,750
Wrench Group LLC	Revolving Loan	3,750
Xifin, Inc.	Revolving Loan	3,077
Firebird Co-Invest L.P.	Equity	250
		$294,154
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of December 31, 2025. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

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

AGL Private Credit Income Fund

Notes to Consolidated Financial Statements

(In thousands, except shares, per share data, percentages and as otherwise noted)

Note 1. Organization

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (Date of Inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act on October 11, 2024. On October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and Commencement of Operations. The Company is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio. The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2024 and intend to qualify as a RIC annually.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Exchange Act. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies” (“ASC 946”). In the opinion of management of the Adviser, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets,” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations. The Company does not have any intra-segment sales and transfers of assets.

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

Cash and cash equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and highly liquid investments, including money market funds, not held for resale with original maturities of three months or less at the date of purchase. Cash consists of deposits held at a custodian bank and, at times, may exceed insured limits under applicable law. As of December 31, 2025 and December 31, 2024, the Company held money market accounts included in cash and cash equivalents of $2,598 and $130,928, respectively.

Restricted cash and cash equivalents

Restricted cash and cash equivalents includes amounts in reserve to fund draws on our credit borrowing facilities. As of December 31, 2025 and December 31, 2024, the Company held money market accounts included in cash and cash equivalents of $21,429 and $3,794, respectively.

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

Investment Transactions

Investments are recognized when the Company assumes an obligation to acquire a financial instrument and assumes the risks for gains and losses related to that instrument. Investments are derecognized when the Company assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Company records all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as an open trade receivable and an open trade payable, respectively, in the Consolidated Statements of Assets and Liabilities.

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

Fair Value Measurements

The Company measures the value of its investments in accordance ASC 820. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

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

Open Trade Receivable/Payable

Open trade receivable/payable consist of amounts receivable or payable by the Company for transactions that have not settled at the reporting date.

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

If a portfolio company's valuation indicates the value of its PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. During the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Company had $1,398 and $0, respectively, of PIK interest income.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and 2024, the Company had no portfolio company investment on non-accrual status.

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

Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. During the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, there were no securities generating dividend income nor distributions from LLCs or LPs.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2025 and 2024, the Company had fee income of $615 and $0, respectively, which were non-recurring.

Organization Costs

Costs associated with the organization of the Company were expensed as incurred. These expenses consisted primarily of legal fees and other costs of organizing the Company.

Offering Costs

Costs associated with the offering of the Company’s shares of its beneficial interests (“Common Shares”) are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized on a straight-line basis over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s initial offering.

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

Distributions

The Company intends to declare and pay distributions on a quarterly basis. The Company has adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” of reinvesting distributions in their Subscription Agreements. Absent “opt outs” the Company will reinvest all the distributions declared by the Board on behalf of participants. As a result, if the Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP, will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions through December 31, 2025. The Company's tax returns since inception remain subject to examination by U.S. federal and most state tax authorities.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Base Management Fee incurred by the Company was $4,344 and $263, respectively.

Incentive Fee

The Company also pays the Adviser an Incentive Fee consisting of two parts, which are described below:

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Incentive Fee on income incurred by the Company were $5,303 and $365, respectively.

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, there was $30 and $89 respectively, accrual for the capital gain incentive fee under U.S. GAAP.

The Adviser voluntarily has agreed to partially waive capital gain incentive fees. For the year ended December 31, 2025, the Adviser waived $30 of capital gain incentive fees. For the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Adviser waived $89 of capital gain incentive fees.

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the Company incurred $3,751 and $829, respectively, for allocated shared services under the Administration Agreement. As of December 31, 2025 and December 31, 2024, $4,580 and $829, respectively, in administrative service fees were unpaid and are reflected in payable to affiliate as of December 31, 2025.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser pays, on a quarterly basis, Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.50% (on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement)), excluding, the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the expense reimbursements recognized by the Company were $9,920 and $6,245, respectively. As of December 31, 2025, the Advisor has elected to permanently waive its right to reimbursement of $3,539 under the Expense Support Agreement.

Co-Investment Relief

The Company and the Adviser have received the Order from the SEC that permits the Company and the Adviser, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates (“Affiliated Funds”), subject to certain terms and conditions. Pursuant to such order, the Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or AGL that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company, the Adviser’s other clients and the AGL funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Adviser will be required to report such investment and the rationale for its determination for the Company to not participate in the investment to the Board at the next quarterly board meeting. The Company has filed an application for a new exemptive relief to apply for more flexible co-investment conditions which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain regulated funds and Affiliated Funds. There can be no assurance that we will obtain such new exemptive relief from the SEC.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost/amortized cost and fair value as of December 31, 2025 and December 31, 2024:

		As of December 31, 2025			As of December 31, 2024
		Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	(1)	$1,345,998	$1,350,326	99.6%	$472,411	$473,126	100.0%
Equity		4,790	5,315	0.4	—	—	—
Total		$1,350,788	$1,355,641	100.0%	$472,411	$473,126	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at cost/amortized cost and fair value as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$101,363	$102,013	7.6%	$59,161	$59,161	12.5%
Automobile Components	24,781	25,000	1.8	24,754	24,754	5.2
Commercial Services & Supplies	59,726	60,572	4.5	—	—	—
Containers & Packaging	23,670	23,760	1.8	—	—	—
Diversified Consumer Services	102,751	103,133	7.6	—	—	—
Diversified Financial Services	58,435	58,435	4.3	—	—	—
Electrical Equipment	63,412	64,025	4.7	—	—	—
Energy Equipment & Services	27,653	27,653	2.0	—	—	—
Health Care Equipment & Supplies	44,927	43,750	3.2	—	—	—
Health Care Providers & Services	111,125	111,598	8.2	13,580	13,580	2.9
Health Care Technology	157,982	158,976	11.7	99,402	99,402	21.0
Hotels, Restaurants & Leisure	20,213	20,236	1.5	—	—	—
Insurance	76,743	77,108	5.7	32,194	32,194	6.8
IT Services	63,241	63,363	4.7	—	—	—
Machinery	68,320	68,606	5.1	19,656	19,656	4.2
Paper & Forest Products	—	—	—	22,810	23,525	5.0
Personal Care Products	24,797	24,688	1.8	—	—	—
Professional Services	15,450	15,576	1.1	15,565	15,565	3.3
Semiconductors & Semiconductor Equipment	42,786	43,323	3.2	44,582	44,582	9.4
Software	211,348	211,518	15.6	114,464	114,464	24.2
Specialty Retail	52,065	52,308	3.9	26,243	26,243	5.5
Total	$1,350,788	$1,355,641	100.0%	$472,411	$473,126	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of December 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of a portfolio company’s business.

	As of December 31, 2025			As of December 31, 2024
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,291,499	$1,295,805	95.6%	$413,250	$413,965	87.5%
United Kingdom	59,289	59,836	4.4	59,161	59,161	12.5
Total	$1,350,788	$1,355,641	100.0%	$472,411	$473,126	100.0%

Note 5. Fair Value Measurements

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2025 and December 31, 2024:

	Fair Value Measurements: As of December 31, 2025
Description	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Assets, at fair value:
First lien debt	$—	$43,750	$1,306,576	$—	$1,350,326
Equity	—	—	—	5,315	5,315
Money market funds	24,027	—	—	—	24,027
Total assets, at fair value:	$24,027	$43,750	$1,306,576	$5,315	$1,379,668

	Fair Value Measurements: As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
First lien debt	$—	$23,525	$449,601	$473,126
Money market funds	134,722	—	—	134,722
Total assets, at fair value:	$134,722	$23,525	$449,601	$607,848

Investments with a fair value of $5,315 as of December 31, 2025 were excluded from the fair value hierarchy leveling table as the fair value of the investments were measured at NAV using NAV as a practical expedient.

As of December 31, 2025, the Company held one investment measured at fair value using the net asset value (“NAV”) practical expedient under ASC 820. This investment consisted of an interest in a limited partnership that qualifies as an investment company under ASC 946. The limited partnership holds a single portfolio investment. The NAV of the limited partnership is provided by the general partner and is based on the fair value of the underlying investment, which is determined in accordance with U.S. GAAP. The Company believes that the NAV of the limited partnership represented the fair value of the investment at the measurement date.

The following table presents a summary of the investment measured using NAV as a practical expedient:

	As of December 31, 2025
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interest	$5,315	$250	Not redeemable	N/A	Liquidity in the form of distributions

The Company does not have the ability to redeem its interest in the limited partnership. Distributions, if any, may occur at irregular intervals or not at all, and the exact timing of distributions cannot be determined. Distributions are expected to be received through the dissolution, and subsequent termination, of the partnership.

The following table presents changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

Year ended December 31, 2025
First Lien Debt
Fair value, beginning of year	$449,601
Purchase of investments	959,848
Proceeds from sale of investments and principal repayments	(74,726)
Transfers out of Level 3	(36,400)
Net accretion of discount and amortization of premium	1,414
Payment-in-kind interest capitalized	1,038
Net realized gain (loss) on investments	295
Net change in unrealized appreciation (depreciation) on investments	5,506
Fair value, end of year	$1,306,576
Net change in unrealized appreciation (depreciation) related to investments still held as of the year ended December 31, 2025	$5,506

Period from January 18, 2024 (Date of Inception) to December 31, 2024
First Lien Debt
Fair value, beginning of period	$—
Purchase of investments	451,166
Proceeds from sale of investments and principal repayments	(1,656)
Net accretion of discount and amortization of premium	91
Net change in unrealized appreciation (depreciation) on investments	—
Fair value, end of period	$449,601
Net change in unrealized appreciation (depreciation) related to investments still held as of the year ended December 31, 2024	$—

Investments that were transferred into and out of Level 3 during the year ended December 31, 2025 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents quantitative information about significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$985,318	Income Approach	Discount Rate	8.01%	10.38%	8.89%
First lien debt	321,258	Recent Transaction	Transaction Price	98.50%	100.00%	99.47%
Total, at fair value:	$1,306,576

(1)
Unobservable inputs were weighted by the relative fair value of the investments.

	As of December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$449,601	Recent Transaction	Transaction Price	98.13%	100.00%	99.04%

(1)
Unobservable inputs were weighted by the relative fair value of the investments.

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

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of December 31, 2025 and December 31, 2024, the fair value of the Company’s debt was categorized as Level 3 within the fair value hierarchy and deemed to be equal to carrying value due to their redemptive provisions.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole shareholder and Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and the sole shareholder declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the prior 200% asset coverage requirement under the 1940 Act. As of December 31, 2025 and December 31, 2024, the Company's asset coverage for borrowed amounts were 161.7% and 156.4%, respectively.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$391,196	$1,564	$—	N/A
December 31, 2025	$863,239	$1,617	$—	N/A
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
(4)
The Company's senior securities are not registered for public trading.

The following tables present borrowings by the Company as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$500,000	$454,289	$45,711	$450,000	October 23, 2033	3 Month SOFR + 1.90%
SocGen Subline Facility	150,000	—	150,000	(264)	September 16, 2026	3 Month SOFR + 2.20%
Natixis Revolving Credit Facility	300,000	217,700	82,300	215,621	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	350,000	191,250	158,750	189,094	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,300,000	$863,239	$436,761	$854,451

	As of December 31, 2024
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$300,000	$208,550	$91,450	$207,049	October 18, 2029	3 Month SOFR + 2.15%
SocGen Subline Facility	250,000	120,646	129,354	118,176	October 17, 2025	3 Month SOFR + 2.45%
Natixis Revolving Credit Facility	300,000	62,000	238,000	59,379	December 20, 2029	3 Month SOFR + 2.00%
Total	$850,000	$391,196	$458,804	$384,604

A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$454,289	$—	$—	$—	$454,289
Natixis Revolving Credit Facility	217,700	—	—	217,700	—
Natixis ABL Facility	191,250	—	—	—	191,250
Total	$863,239	$—	$—	$217,700	$645,539

A summary of the Company’s maturity requirements for borrowings as of December 31, 2024 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen Subline Facility	$120,646	$120,646	$—	$—	$—
SocGen ABL Facility	208,550	—	—	—	208,550
Natixis Revolving Credit Facility	62,000	—	—	—	62,000
Total borrowings	$391,196	$120,646	$—	$—	$270,550

As of December 31, 2025, the maximum aggregate capacity on all of the Company's facilities was $1,300,000, with total borrowings outstanding of $863,239. As of December 31, 2024, the maximum aggregate capacity on all of the Company's facilities was $850,000, with total borrowings outstanding of $391,196. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, the Company's liquidity requirements, contractual and regulatory restrictions and other factors.

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for all facilities in the aggregate were as follows:

	Year ended December 31, 2025	Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$34,616	$3,453
Facility fees	1,363	152
Amortization of deferred financing costs	2,869	283
Total interest and other financing costs	$38,848	$3,888
Cash paid for interest expense	$30,735	$—
Annualized weighted average stated interest rate	6.2%	6.8%
Weighted average debt outstanding balance(1)	$551,262	$253,184

(1)
Based on the weighted average debt outstanding for the period presented.

SocGen ABL Facility: On October 18, 2024, PCIF Vigilant Funding LLC (“PCIF Vigilant”), a direct wholly-owned subsidiary of the Company, as borrower, and the Company, as equity holder and servicer, entered into a credit facility (the “SocGen ABL Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Société Générale, as administrative agent, and U.S. Bank, National Association, as collateral agent, collateral administrator, and document custodian. The SocGen ABL Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions, with a stated maturity date of October 18, 2029. All capitalized terms used herein are as defined under the PCIF Vigilant agreement.

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

On February 26, 2025, the Company entered into Amendment No. 3 to the SocGen ABL Facility (the “Amendment No. 3 to SocGen ABL Facility”). The Amendment No. 3 to SocGen ABL Facility provided for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $300,000 to $400,000 and revised the margin applicable to borrowings under the facility during the revolving period from 2.15% to 2.05%, subject to a step-up of 2.00% following the occurrence of an Event of Default.

On May 1, 2025, the Company entered into Amendment No. 4 to the SocGen ABL Facility (the “Amendment No. 4 to SocGen ABL Facility”). The Amendment No. 4 to SocGen ABL Facility provided for, among other things, an extension of the Facility Termination Date of the SocGen ABL Facility from October 18, 2029 to October 18, 2032 and revises the margin applicable to borrowings under the SocGen ABL Facility from 2.50% after the expiration of the revolving period to 2.50% after the expiration of the revolving period until October 18, 2029, and 3.0% thereafter.

On October 23, 2025, the Company entered into Amendment No. 5 to the SocGen ABL Facility (the “Amendment No. 5 to SocGen ABL Facility”). The Amendment No. 5 to SocGen ABL Facility provides for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $400,000 to $500,000, a revision of the margin applicable to borrowings under the facility from 2.05% to 1.90% during the revolving period, and from 2.50% to 2.25% after the revolving period, and an extension of each of the revolving period and the facility maturity date by one year.

The SocGen ABL Facility is secured by all of the assets held by PCIF Vigilant. The SocGen ABL Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

The Company may borrow amounts in U.S. dollars or certain other currencies. As of December 31, 2025, the Company had outstanding debt denominated in Euros (EUR) 10.6 million on its SocGen ABL Facility, included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had no outstanding debt denominated in foreign currencies on its SocGen ABL Facility, included in the outstanding principal amount in the table below.

As of December 31, 2025 and December 31, 2024, the Company had outstanding debt of $454,289 and $208,550, respectively, under the SocGen ABL Facility.

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the SocGen ABL Facility were as follows:

	Year ended December 31, 2025	Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$19,918	$2,494
Facility fees	103	—
Amortization of deferred financing costs	632	100
Total interest and other financing costs	$20,653	$2,594
Cash paid for interest expense	$17,915	$—
Annualized weighted average interest rate(1)	6.2%	6.8%
Weighted average debt outstanding balance(2)	$315,821	$184,265

(1)
The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
(2)
Based on the weighted average debt outstanding for the period presented.

SocGen Subline Facility: On October 18, 2024, the Company entered into a revolving credit facility (the “SocGen Subline Facility”), among the Company, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer. All capitalized terms used herein are as defined under the SocGen Subline Facility.

The SocGen Subline Facility provided for borrowings in U.S. dollars, Euro, Sterling, Canadian dollars and such other currencies to be mutually agreed in an initial aggregate amount of up to $250,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $500,000.

Availability under the SocGen Subline Facility was to terminate on the earlier of October 17, 2025 (the “Stated Maturity Date”), which may be extended for an additional period of up to 364 days, subject to the consent of the administrative agent and extending lenders, and the date of termination of the revolving commitments thereunder.

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

On July 3, 2025, the Company requested a reduction of the maximum borrowing amount under the SocGen Subline Facility from $250,000 to $150,000. The effective date of such reduction was July 7, 2025. The reduction resulted in a realized loss on the early extinguishment of debt of $211 for the year ended December 2025, such amount representing a pro rata portion of the unamortized deferred financing costs on the effective date of the reduction.

On September 17, 2025, the Company entered into an amendment to the SocGen Subline Facility (the “Amendment to SocGen Subline Facility”). Among other things, the parties have agreed in the Amendment to SocGen Subline Facility to extend the stated maturity date of the SocGen Subline Facility from October 17, 2025, to September 16, 2026 and to reduce the pricing on the SocGen Subline Facility to (a) at any time when the dollar equivalent of the principal obligations is less than 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.20% and (ii) with respect to any reference rate loan, an annual rate of 1.20%, and (b) at any time when the dollar equivalent of the principal obligations is greater than or equal to 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.05% and (ii) with respect to any reference rate loan, an annual rate of 1.05%. By its terms, the Amendment also obligates the Fund to pay an annual extension fee equal to 0.25% of the commitment amount of each extending lender, with such extension fee to be pro-rated for the period from October 17, 2025, through the new stated maturity date.

As of December 31, 2025 and December 31, 2024, the Company had outstanding debt of $0 and $120,646, respectively, under the SocGen Subline Facility.

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the components of interest and other financing expenses, facility fees, annualized average stated interest rates and average outstanding balances for the SocGen Subline Facility were as follows:

	Year ended December 31, 2025	Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$673	$861
Facility fees	581	120
Amortization of deferred financing costs	1,420	170
Total interest and other financing costs	$2,674	$1,151
Cash paid for interest expense	$1,984	$—
Annualized weighted average interest rate	6.7%	7.0%
Weighted average debt outstanding balance(1)	$9,938	$61,169

(1)
Based on the weighted average debt outstanding for the period presented.

Natixis Revolving Credit Facility: On December 20, 2024, the Company entered into a revolving credit facility (the “Natixis Revolving Credit Facility”), with the lenders party thereto, Natixis, New York Branch, as administrative agent, and U.S. Bank Trust Company, National Association, as custodian. The Natixis Revolving Credit Facility will mature on December 20, 2029, unless terminated earlier in accordance with the Natixis Revolving Credit Facility. The Natixis Revolving Credit Facility allows the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions. All capitalized terms used herein are as defined under the Natixis Revolving Credit Facility.

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

As of December 31, 2025 and December 31, 2024, the Company had outstanding debt of $217,700 and $62,000, respectively, under the Natixis Revolving Credit Facility.

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis Revolving Credit Facility were as follows:

	Year ended December 31, 2025	Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$9,425	$98
Facility fees	559	32
Amortization of deferred financing costs	606	13
Total interest and other financing costs	$10,590	$143
Cash paid for interest expense	$8,057	$—
Annualized weighted average interest rate	6.2%	6.3%
Weighted average debt outstanding balance(1)	$150,471	$7,750

(1)
Based on the weighted average debt outstanding for the period presented.

Natixis ABL Facility: On June 20, 2025, PCIF Defender, entered into a credit facility (the “Natixis ABL Facility”) for revolving and term loans pursuant to a credit agreement, by and among PCIF Defender, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and information agent and U.S. Bank National Association, as collateral custodian and custodian (the “Credit Agreement”). All capitalized terms used herein are as defined under the Natixis ABL Facility.

Borrowings under the Natixis ABL Facility initially bear interest at the applicable base rate plus 1.95%, subject to a step-up of 2.00% following the occurrence of an Event of Default. The base rate under the Natixis ABL Facility is (a) for certain loans financed through the issuance of commercial paper, the Cost of Funds Rate and (b) for all other loans, the applicable Term SOFR rate; provided that, with respect to clause (a), no lender will utilize the Cost of Funds Rate without the prior consent of PCIF Defender.

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

On December 8, 2025, the Company entered into Amendment No. 1 to the Natixis ABL Facility (the “Amendment No. 1 to Natixis ABL Facility”). The Amendment No. 1 to Natixis ABL Facility provides for, among other things, an increase in the aggregate commitments of the lenders under the Credit Agreement from $250,000 to $350,000, and a revision of the margin applicable to borrowings in excess of the initial $250,000 commitment under the Credit Agreement from 1.95% per annum to 1.90% per annum.

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

As of December 31, 2025 and December 31, 2024, the Company had outstanding debt of $191,250 and $0, respectively, under the Natixis ABL Facility.

For the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis ABL Facility were as follows:

	Year ended December 31, 2025	Period from October 21, 2024 (Commencement of Operations) to December 31, 2024
Stated interest expense	$4,600	$—
Facility fees	120	—
Amortization of deferred financing costs	211	—
Total interest and other financing costs	$4,931	$—
Cash paid for interest expense	$2,779	$—
Annualized weighted average interest rate	6.0%	—%
Weighted average debt outstanding balance(1)	$75,032	$—

(1)
Based on the weighted average debt outstanding for the period presented.

Note 7. Commitments and Contingencies

Commitments: The Company has various commitments to fund first lien senior secured revolving and delayed draw loans. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date. As of

December 31, 2025, the total unfunded commitments were $294,154. As of December 31, 2024, the total unfunded commitments were $150,502.

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

Legal proceedings: From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and 2024, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of December 31, 2025 and December 31, 2024, the Company’s total net assets were $532,953 and $220,782, respectively, as detailed in the table below, and the net asset value per share was $23.40 and $25.21, respectively.

	Common Shares
	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at January 18, 2024 (Date of Inception)	—	$—		$—	$—	$—
Net increase in net assets resulting from operations:
Net investment income	—	—		—	2,558	2,558
Net unrealized appreciation	—	—		—	715	715
Distributions to shareholders:
Distributions declared	—	—		—	(2,501)	(2,501)
Capital share transactions:
Issuance of Common Shares	8,758,495	9		220,001	—	220,010
Tax reclassification of net assets in accordance with GAAP	—	—		(26)	26	—
Balance at December 31, 2024	8,758,495	9		219,975	798	220,782
Net increase in net assets resulting from operations:
Net investment income	—	—		—	37,123	37,123
Net realized gain on investment transactions	—	—		—	(36,748)	(36,748)
Net realized gain (loss) on foreign currency transactions					57	57
Net realized gain (loss) on extinguishment of debt	—	—		—	(211)	(211)
Net change in unrealized appreciation (depreciation) on investments	—	—		—	4,105	4,105
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(58)	(58)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	1,687	0	(1)	42		42
Distributions declared(2)	—	—		—	(37,139)	(37,139)
Capital share transactions:
Issuance of Common Shares	14,018,655	14		344,986	—	345,000
Tax reclassification of net assets in accordance with GAAP	—	—		(63)	63	—
Balance at December 31, 2025	22,778,837	$23		$564,940	$(32,010)	$532,953

(1)
Amounts round to less than $1.
(2)
Distributions declared are mainly comprised of distributions of net investment income.

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

The Company is authorized to issue an unlimited number of Common Shares. As of December 31, 2025 and December 31, 2024, the Company had issued 22,778,837 shares and 8,758,495 shares, respectively, and all are outstanding. As of December 31, 2025 and December 31, 2024, the Company had executed subscription agreements with investors for $1,268,560 and $1,003,560, respectively, of capital commitments.

The following table summarizes the Company’s Common Shares transactions during the year ended December 31, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Dividend Reinvestment	7/30/2025	451	25.32	12
Capital Contribution	9/24/2025	5,889,520	24.62	145,000
Dividend Reinvestment	10/30/2025	673	24.40	16
Capital Contribution	12/29/2025	2,139,495	23.37	50,000
Total		14,020,342		$345,042

The following table summarizes the Company’s Common Shares transactions for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Capital Contribution	10/21/2024	400	$25.00	$10
Capital Contribution	11/4/2024	4,000,000	25.00	100,000
Capital Contribution	11/22/2024	1,468,837	25.19	37,000
Capital Contribution	12/16/2024	629,673	25.41	16,000
Capital Contribution	12/30/2024	2,659,585	25.19	67,000
Total		8,758,495		$220,010

Share Repurchase Program

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a Share Repurchase Program in which the Company intends to offer to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company shareholders, such as when a repurchase offer would place an undue burden on the Company liquidity, adversely affect the Company operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

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

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of December 31, 2025, the Company has not commenced the Share Repurchase Program.

Distribution Reinvestment Plan

The Company has a voluntary distribution reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board unless a shareholder elects to “opt out” of the plan. As a result, if the Board declares a cash distribution, then the shareholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash distribution. Shareholders who receive distributions in the form of Common Shares will generally be subject to the same federal, state and local tax consequences as if they received cash distributions. A shareholder’s basis for determining gain or loss upon the sale of shares received in a distribution will be equal to the amount treated as a distribution for U.S. federal income tax purposes, which will generally be equal to the cash that the shareholder would have received in the applicable distribution. Any shares received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the shareholder's account.

The following table details the Company’s distributions during the year ended December 31, 2025:

	Year ended December 31, 2025
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 12, 2025	March 12, 2025	April 30, 2025	$6,306	$0.72
June 4, 2025	June 4, 2025	July 30, 2025	7,418	0.69
August 27, 2025	August 27, 2025	October 30, 2025	10,619	0.72
December 22, 2025	December 22, 2025	January 29, 2026	12,796	0.62
			$37,139	$2.75

The following table details the Company’s distributions for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

	Year ended December 31, 2024
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
December 27, 2024	December 27, 2024	January 28, 2025	$2,501	$0.41
			$2,501	$0.41

Note 9. Distributable Taxable Income

The Company has elected to be treated as a RIC under the Code and adopted a December 31 tax-calendar year end. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its shareholders as a dividend. The Company’s quarterly distributions, if any, are determined by the Board. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the Company level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2025). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The Company may distribute taxable dividends that are payable in cash or its Common Shares at the election of each shareholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in Common Shares at the election of shareholders are treated as taxable dividends. The Internal Revenue Service has published guidance with respect to publicly offered RICs indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in shares). If the Company decides to make any distributions consistent with this guidance that are payable in part in its Common Shares, taxable shareholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, the Company’s Common Shares, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the Common Shares it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Shares. In addition, if a significant number of the Company’s shareholders determine to sell its Common Shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of the Company’s Common Shares.

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Increase in net assets resulting from operations	$4,268	$3,273
Adjustments:
Net change in unrealized (appreciation) depreciation from investments	(4,105)	(715)
Net realized (gain) loss from investments	36,748	—
Translation of assets and liabilities in foreign currencies	58	—
Other book/tax differences	670	26
Taxable income	$37,639	$2,584
Taxable income per weighted average shares	$2.68	$0.61

The following permanent differences reclassified for tax purposes among the components of net assets for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Accumulated distributable earnings	$63	$26
Additional paid-in capital	(63)	(26)
Total	$—	$—

The following table shows the components of accumulated distributable earnings (losses) on a tax basis for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Undistributed net investment income	$582	$83
Undistributed net realized gains/(losses)	(37,354)	—
Net change in unrealized appreciation (depreciation) from investments	4,762	715
Total accumulated distributed earnings (losses)	$(32,010)	$798

As of December 31, 2025 and December 31, 2024, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

	As of December 31, 2025	As of December 31, 2024
Book cost	$1,350,788	$472,411
Items affecting tax cost	—	—
Tax cost	$1,350,788	$472,411

Gross unrealized appreciation	$6,226	$715
Gross unrealized depreciation	(1,464)	—
Net unrealized investment appreciation/(depreciation)	$4,762	$715

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Net asset value at beginning of period	$25.21	$—
Issuance of shares	0.00	25.00
Net investment income per share(2)	2.64	0.60
Net gain (loss) on investment transactions per share(3)	(1.69)	0.02
Net realized gain (loss) on extinguishment of debt	(0.01)	—
Distributions declared	(2.75)	(0.41)
Net asset value at end of period	$23.40	$25.21
Common Shares outstanding, end of period	22,778,837	8,758,495
Weighted average Common Shares outstanding	14,070,760	4,252,447
Ratio/Supplemental Data:
Net assets at end of period	$532,953	$220,782
Annualized ratio of after-tax net investment income to average net assets	10.7%	9.8%
Annualized ratio of net expenses before expense support to average net assets(4)	16.8%	23.9%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	14.0%	18.8%
Total return based on net asset value per share	3.7%	2.5%
Portfolio turnover rate	12.1%	0.6%
Asset coverage ratio(6)	161.7%	156.4%
Capital Commitments Data:
Capital commitments	$1,268,560	$1,003,560
Funded capital commitments	$565,010	$220,010
% of capital commitments funded	44.5%	21.9%

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the year ended December 31, 2025 and for the period from January 18, 2024 (Date of Inception) to December 31, 2024:

	Year ended December 31, 2025	Period from January 18, 2024 (Date of Inception) to December 31, 2024
Net increase in net assets resulting from operations	$4,268	$3,273
Basic and diluted weighted average shares outstanding	14,070,760	4,252,447
Basic and diluted earnings per share	$0.30	$0.77
Basic and diluted net investment income per share	$2.64	$0.60

Note 12. Subsequent Events

Distributions

On January 29, 2026, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.62 per share. The distribution was declared on December 22, 2025, to shareholders of record on December 22, 2025.

Additional Investments

Subsequent to December 31, 2025, the Company committed to additional investment transactions, representing aggregate commitments of approximately $77.0 million.

AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, the Company and certain vehicles managed by Vintage Strategies at Goldman Sachs Alternatives (“Vintage Strategies”) entered into an amended and restated limited liability company agreement for AGL EPCI I (the “LLC Agreement”), an unconsolidated entity. The Company and Vintage Strategies will invest up to $300 million in the aggregate in AGL EPCI I, with the Company investing up to $75 million and Vintage Strategies investing up to $225 million. In addition, AGL EPCI I has secured $250 million in third-party debt financing, which it expects to execute on March 23, 2026. It is expected that AGL EPCI I will be principally focused on U.S. senior secured, corporate direct lending, consistent with the Company’s core origination strategy.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Age	Position	Length of Time Served	Principal Occupation During Past 5 Years	Other Directorships Held by Trustees
Interested Trustees
Peter Gleysteen	75	Trustee and Chairman of the Board	Since 2024	Founder, Chief Executive Officer, and Chief Investment Officer of AGL Credit Management LLC.	Mystic Seaport Museum
Taylor Boswell	46	Trustee and Chief Executive Officer	Since 2024	Former Partner of Carlyle serving as Head of Direct Lending and Chief Investment Officer, Direct Lending.	N/A
Wynne Comer	59	Trustee	Since 2024	Chief Operating Officer of AGL Credit Management LLC.	Loan Syndications and Trading Association
Independent Trustees
Sheila Hooda	68	Trustee	Since 2024	Independent board director and qualified financial expert on various companies’ boards.	Enact Holdings Inc. (NASDAQ: ACT); Alera Group, Inc.
Sherwood Dodge	70	Trustee	Since 2024	Former senior employee of GE Capital.	N/A
Holly Lim	59	Trustee	Since 2024	Former Chief Financial Officer of Sidewalk Labs.	N/A
Judith Fishlow Minter	66	Trustee	Since 2024	Former Head of U.S. Loan Capital Markets and Co-Head Leveraged Capital Markets at RBC Capital Markets.	Franklin & Marshall College; Student Leadership Network

The address for each Trustee is c/o AGL Private Credit Income Fund, 535 Madison Avenue, 24th Floor, New York, NY 10022. While we do not intend to list our Common Shares on any securities exchange, if any class of our Common Shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Age	Position	Length of Time Served	Principal Occupation During Past 5 Years
Vikas Sharma	46	Chief Compliance Officer	Since 2025	Director of Regulatory Compliance at ACA Global. Former Deputy CCO at Nephila Capital
Matthieu Milgrom	48	Secretary	Since 2024	General Counsel of AGL Credit Management LLC; Former Executive Director of Securitized Products Group of Morgan Stanley
Edward Gilpin	64	Chief Financial Officer	Since 2024	Chief Financial Officer AGL Credit Management, Managing Director Onex Credit, CFO SEC Registered Funds, BC Partners

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

Holly Lim – Ms. Lim has served on the Board since 2024. Ms. Lim was most recently Chief Financial Officer of Range Energy, a California-based start-up that is accelerating electrification of heavy-duty trucking. Ms. Lim is also currently an advisor to various start-ups, including a venture capital company's project that is focused on the media and entertainment space. Previously, she was Chief Financial Officer of Sidewalk Labs, an Alphabet Company, from 2020 to 2023, completing the integration of the Sidewalk Labs’ product teams into Google, LLC. While serving as Chief Financial Officer, Ms. Lim focused on executing the company’s new operating model, which included building new processes and upgrading systems to increase automation, developing a state-of-the-art corporate services operation to support the start-up teams. Ms. Lim's deep finance experience across multiple verticals has helped her craft novel business models in the early internet entertainment space, collaborate with teams to support scalable products at the intersection of cutting-edge technology and consumer need, and manage later stage companies for product optimization, profitability, and culture fit. Previously, Ms. Lim also worked as an advisor to Ghostery, an ad-blocking technology and a subsidiary of Burda, a German internet company. Ms. Lim was also named as Chair of the audit committee of an industrials company that is currently working on its public offering. Ms. Lim has a BBA in Finance from the University of Michigan and an MBA from Harvard Business School.

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

Executive Officers Who Are Not Trustees

Vikas Sharma, Chief Compliance Officer – Mr. Sharma has been an employee of ACA Group since November 2022. Prior to joining ACA Group in November 2022, Mr. Sharma was Deputy Chief Compliance Officer at Nephila Capital Ltd., a registered investment adviser focused on insurance-linked securities and climate risk, from March 2021 to October 2022. Prior to that, Mr. Sharma was Senior Compliance Officer at CORE CCO, a Compliance Consulting Firm, from June 2020 to February 2021. Prior to that, Mr. Sharma was a Senior Vice President of Compliance at Hudson Advisors, a large private equity fund focused on distressed investment opportunities and real estate, from 2016 to 2020. Prior to that, Mr. Sharma was a Manager of Compliance at Stellus Capital, a publicly listed middle-market BDC, from 2012 to 2016. Mr. Sharma has a B.Com in Accounting and Finance and an MBA from Symbiosis International University in India.

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

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The audit committee will also have principal oversight of the valuation process used to establish the Company’s NAV and for the determination of the fair value of each of our investments. The audit committee is presently composed of three persons, including Holly Lim, Sheila Hooda and Judith Fishlow Minter, all of whom are considered independent for purposes of the 1940 Act. Holly Lim serves as the chair of the audit committee. Our Board has determined that Holly Lim qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

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

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee as of December 31, 2025:

Name and Address	Dollar Range of Equity Securities in Fund(1)(2)
Interested Trustees
Peter Gleysteen	None
Taylor Boswell	Over $100,000
Wynne Comer	Over $100,000
Independent Trustees
Sheila Hooda	None
Sherwood Dodge	None
Holly Lim	None
Judith Fishlow Minter	None
Executive Officers who are not Trustees
Vikas Sharma	None
Matthieu Milgrom	None
Edward Gilpin	None

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

We will not pay compensation to our Trustees who also serve in an executive officer capacity for us or the Adviser or its affiliates. For the Fiscal Year 2025, the Trustees received the following compensation (dollars in thousands):

Name and Address	Total Compensation earned for December 31, 2025 (2)
Interested Trustees
Peter Gleysteen (1)	None
Taylor Boswell (1)	None
Wynne Comer (1)	None
Independent Trustees
Sheila Hooda	$120
Sherwood Dodge	$110
Holly Lim	$125
Judith Fishlow Minter	$110

(1)
These are interested trustees and, as such, do not receive compensation from the Company for their services as trustees.
(2)
The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of December 31, 2025, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 22,778,837 shares outstanding as of December 31, 2025.

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

Common Shares Beneficially Owned
Name and Address	Type of Ownership	Number	Percentage
Interested Trustees(1)
Peter Gleysteen	—	—	—
Taylor Boswell	Record/Beneficial	9,682	0.0%
Wynne Comer	Record/Beneficial	19,364	0.1%
Independent Trustees(1)
Sheila Hooda	—	—	—
Sherwood Dodge	—	—	—
Holly Lim	—	—	—
Judith Fishlow Minter	—	—	—
Executive Officers who are not Trustees(1)	—	—	—
Vikas Sharma	—	—	—
Matthieu Milgrom	—	—	—
Edward Gilpin	—	—	—
AGL US DL Administrator LLC	Record/Beneficial	442	0.0%
All officers and Trustees as a group (9 persons)	Record/Beneficial	29,046	0.1%
Five-Percent or Greater Shareholders	—	—	—
Platinum Bird C 2024 RSC Limited	Record/Beneficial	19,363,952	85.0%

(1)
The address for all of the Company’s officers and Trustees is AGL Private Credit Income Fund LP, c/o AGL US DL Management LLC, 535 Madison Avenue, 24th Floor, New York, NY 10022. The address for AGL US DL Administrator LLC is 535 Madison Avenue, 24th Floor, New York, NY 10022

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.” Additionally, affiliates of ADIA have investments in the Company and the Adviser. As such, ADIA has an indirect interest in fees paid by the Company to the Adviser.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Ernst & Young LLP (“EY”), has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Company knows of no direct financial or material indirect financial interest of Ernst & Young LLP in the Company. Deloitte & Touche LLP, New York, New York (“Deloitte”), served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024.

Fees included in the audit fees category are those associated with the annual audit of the Company’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

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

No audit-related fees were billed by EY to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025. No audit-related fees were billed by Deloitte to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by EY to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025. No tax fees were billed by Deloitte to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

All Other Fees

No fees were billed by EY for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2025. No fees were billed by Deloitte for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2024.

No fees were billed by EY to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025. No fees were billed by Deloitte to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by EY for non-audit services for the year ended December 31, 2025. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting. No non-audit fees were billed to the Adviser and service affiliates by Deloitte for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees incurred by the Company by EY for the year ended December 31, 2025 and by Deloitte for the year ended December 31, 2024 for professional services performed (dollars in thousands):

	For the year ended December 31, 2025 (EY)	For the year ended December 31, 2024 (Deloitte)
Audit Fee	$230	$213
Audit-Related Fees(1)	—	—
Tax Fees	—	—
All Other Fees(2)	—	—
Total Fees	$230	$213

(1)
“Audit‑Related Fees” are those fees billed to the Company by Ernst & Young LLP for services provided by Ernst & Young LLP in connection with permitted audit services.
(2)
“All Other Fees” are those fees, if any, billed to the Company in connection with permitted non‑audit services.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit Committee has established a pre‑approval policy that describes the permitted audit, audit‑related, tax and other services to be provided by EY, the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. The policy requires that the Audit Committee pre‑approve the audit and non‑audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

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

10.7

Loan and Servicing Agreement, dated as of October 18, 2024, by and among PCIF Vigilant, as borrower, the Company as Servicer, the lenders from time to time party thereto, Société Générale as administrative agent and U.S. Bank Trust Company, National Association as Collateral Agent and Collateral Administrator (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).

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

10.9

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

10.10

Amendment No. 4 to the Loan and Servicing Agreement dated May 1, 2025 by and among PCIF Vigilant Funding LLC, as borrower, AGL Private Credit Income Fund, as equity holder and servicer, the lenders from time to time party thereto, and Société Générale, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on May 5, 2025).

10.11

Credit Agreement, dated as of June 20, 2025, by and among PCIF Defender, as Borrower, the Lenders from time to time party thereto, Natixis, New York Branch, as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent, Collateral Administrator and Information Agent and U.S. Bank National Association, as Collateral Custodian and Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on June 24, 2025).**

10.12

Second Amendment to the Revolving Credit Agreement dated as of September 17, 2025, by and among the Company, as borrower, Société Générale, as the Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782) filed on September 22, 2025).

10.13

Amendment No. 5 to the Loan and Servicing Agreement dated October 23, 2025 by and among PCIF Vigilant, as borrower, the Company, as equity holder and servicer, the lenders from time to time party thereto, and Société Générale, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 29, 2025).

10.14

Amendment No. 1 to the Credit Agreement dated December 8, 2025, by and among PCIF Defender Funding LLC, as borrower, Versailles Assets I LLC, as lender, Natixis, New York Branch, as administrative agent, and Bleachers Finance 1 Limited, as proposed lender(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on December 12, 2025).

19

Joint Code of Ethics of the Company, AGL US DL Management LLC, AGL Credit Management LLC and AGL CLO Credit Management LLC (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on October 23, 2024).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 814-01782), filed on March 12, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

AGL Private Credit Income Fund

Date: March 12, 2026	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

/s/ Taylor Boswell	Trustee and Chief Executive Officer	March 12, 2026
Taylor Boswell	(Principal Executive Officer)

/S/ Edward Gilpin	Chief Financial Officer	March 12, 2026
Edward Gilpin	(Principal Accounting and Financial Officer)

/S/ Peter Gleysteen	Chairman of the Board and Trustee	March 12, 2026
Peter Gleysteen

/S/ Wynne Comer	Trustee	March 12, 2026
Wynne Comer

/S/ Sheila Hooda	Trustee	March 12, 2026
Sheila Hooda

/S/ Sherwood Dodge	Trustee	March 12, 2026
Sherwood Dodge

/S/ Holly Lim	Trustee	March 12, 2026
Holly Lim

/S/ Judith Fishlow Minter	Trustee	March 12, 2026
Judith Fishlow Minter