Form 10-Q
period 2026-03-31
AGL Private Credit Income Fund
filed 2026-05-08
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2026, the registrant had 22,780,480 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART II

Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65
Item 6.	Exhibits	67

SIGNATURES	68

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
•
“Adviser” refers to AGL US DL Management LLC;
•
“AGL” refers to AGL Credit Management LLC, collectively with any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by AGL, and each, individually, an “AGL Party”;
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
•
“Annual Report” refers to our annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026; and
•
“Registration Statement” refers to Amendment No. 1 of the Company's registration statement on Form 10, as filed with the SEC on June 3, 2024.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “project,” “estimate,” “believe,” “continue” or the negatives thereof or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward- looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

You should carefully review the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements in this report:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including those caused by proposed tariffs, changes in inflation and the price of crude oil and risk of recession;
•
impact of terrorism and armed conflicts around the world on the global economy (including the war in Ukraine and Russia and the war in Iran and related conflicts in the Middle East);
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
•
the availability of credit and/or our ability to access equity and capital markets; and
•
currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

AGL Private Credit Income Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost/amortized cost of $1,225,426 and $1,350,788, respectively)	$1,228,169	$1,355,641
Non-controlled, affiliated investments (cost/amortized cost of $21,275 and $0, respectively)	21,275	—
Total investments at fair value (cost/amortized cost of $1,246,701 and $1,350,788, respectively)	1,249,444	1,355,641
Cash and cash equivalents	4,029	3,328
Restricted cash and cash equivalents	28,373	26,542
Interest receivable	9,208	10,116
Open trade receivable	10,005	17,024
Receivable from Adviser	14,721	12,626
Other assets	477	718
Total Assets	$1,316,257	$1,425,995
Liabilities
Debt (net of deferred financing costs of $8,386 and $8,788, respectively)	$710,068	$854,451
Interest payable	7,083	8,850
Open trade payable	34,767	—
Base management fees payable	1,661	1,573
Incentive Fee on income payable	1,984	2,036
Distributions payable	13,668	12,796
Payable to Adviser	9,898	8,756
Payable to Affiliate	5,611	4,580
Total Liabilities	784,740	893,042
Commitments and contingencies (Note 7)
Net Assets
Common Shares, $0.001 par value, unlimited shares authorized, 22,779,643 and 22,778,837 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	564,958	564,940
Accumulated distributable earnings (losses)	(33,464)	(32,010)
Total Net Assets	531,517	532,953
Total Liabilities and Net Assets	$1,316,257	$1,425,995
Net asset value per share	$23.33	$23.40

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$30,476	$13,403
Payment-in-kind interest income	497	130
Fee income	52	—
Total investment income	31,025	13,533
Expenses:
Interest and other financing expenses	13,046	6,699
Base management fees	1,661	692
Incentive Fee on income	1,973	768
Capital gain incentive fees	—	30
Offering costs	—	235
Administrative service fees	1,031	920
Professional fees	835	134
Board of trustee fees	120	115
Other general expenses	641	854
Total expenses	19,307	10,447
Capital gain incentive fee waived	—	(30)
Expense reimbursement	(2,095)	(2,257)
Net expenses	17,212	8,160
Net investment income	13,813	5,373
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	278	957
Foreign currency transactions	3	—
Net realized gain (loss) on investment transactions	281	957
Net change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	(1,874)	(1,342)
Translation of assets and liabilities in foreign currencies	(6)	—
Net change in unrealized appreciation (depreciation) on investment transactions	(1,880)	(1,342)
Net gain (loss) on investment transactions	(1,599)	(385)
Net increase (decrease) in net assets resulting from operations	$12,214	$4,988
Per Common Share Data
Basic and diluted earnings per Common Share	$0.54	$0.56
Basic and diluted net investment income per Common Share	$0.61	$0.61
Basic and diluted weighted average Common Shares outstanding	22,779,392	8,869,231

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations
Net investment income	$13,813	$5,373
Net realized gain (loss) on investments	278	957
Net realized gain (loss) on foreign currency transactions	3	—
Net change in unrealized appreciation (depreciation) on investments	(1,874)	(1,342)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(6)	—
Net increase (decrease) in net assets resulting from operations	12,214	4,988

Distributions to shareholders
Common Shares issued in connection with dividend reinvestment plan	18	4
Distributions declared	(13,668)	(6,306)
Net increase (decrease) in net assets resulting from distributions to shareholders	(13,650)	(6,302)

Capital share transactions
Issuance of Common Shares	—	50,000
Net increase (decrease) in net assets resulting from capital share transactions	—	50,000
Total increase (decrease) in net assets during the period	(1,436)	48,686
Net assets at beginning of period	532,953	220,782
Net assets at end of period	$531,517	$269,468
Net asset value per share	$23.33	$25.07
Common Shares outstanding at end of period	22,779,643	10,749,892

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Cash Flows (unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,214	$4,988
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(278)	(957)
Net realized (gain) loss on foreign currency transactions	(3)	—
Net change in unrealized (appreciation) depreciation on investments	1,874	1,342
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	6	—
Net accretion of discount and amortization of premium	(643)	(192)
Amortization of deferred financing costs	490	756
Amortization of offering costs	—	235
Payments for purchase of investments	(130,311)	(146,581)
Proceeds from sale of investments and principal repayments	235,830	25,328
Payment-in-kind interest capitalized	(513)	—
Changes in operating assets and liabilities:
Interest receivable	908	(1,645)
Receivable from Adviser	(2,095)	(2,257)
Open trade receivable	7,019	—
Other assets	241	166
Interest payable	(1,767)	1,330
Open trade payable	34,767	—
Base management fees payable	88	429
Incentive Fee on income payable	(52)	403
Payable to Adviser	1,142	1,070
Payable to Affiliate	1,031	920
Net cash provided by (used for) operating activities	159,948	(114,665)
Cash flows from financing activities:
Debt borrowings	117,685	211,000
Debt repayments	(262,235)	(146,196)
Capitalized debt issuance costs paid	(88)	(760)
Proceeds from issuance of Common Shares	—	50,000
Distributions paid	(12,778)	(2,497)
Net cash provided by (used in) financing activities	(157,416)	111,547
Cash and cash equivalents and restricted cash and cash equivalents
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,532	(3,118)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	29,870	136,541
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$32,402	$133,423
Supplemental disclosures of non-cash information
Cash paid for interest	$14,321	$5,369
Accrued but unpaid debt financing costs	$—	$97
Shares issued in connection with dividend reinvestment plan	$18	$4

See accompanying notes to consolidated financial statements

The following table presents cash and cash equivalents and restricted cash and cash equivalents by category within the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4,029	$3,328
Restricted cash and cash equivalents	28,373	26,542
Cash and cash equivalents and restricted cash and cash equivalents	$32,402	$29,870

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited)

March 31, 2026

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	12/2/2024	12/3/2031	$—	$(49)	$(20)	0.0%	*(6)(7)(8)(9)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	8.92%	12/2/2024	12/3/2031	57,365	56,541	56,648	10.7%	*3a(6)(7)(9)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	7/24/2025	7/24/2032	1,696	1,673	1,689	0.3%	*3b(6)(8)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.75%	-	7/24/2025	7/22/2032	—	(51)	(43)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 5.25%	6.17% cash / 2.88% PIK	7/24/2025	7/24/2032	34,000	33,693	33,745	6.3%	*3b(6)
						93,061	91,807	92,019	17.3%

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.91%	11/1/2024	11/3/2031	20,000	19,830	20,000	3.8%	*3b(6)

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(11)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(6)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.20%	6/13/2025	6/14/2032	13,530	13,473	13,530	2.5%	*3b(6)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.17%	1/31/2025	2/2/2032	6,887	6,855	6,887	1.3%	*3b(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/31/2025	2/2/2032	—	(11)	—	0.0%	*(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 5.00%	5.92% cash / 2.75% PIK	1/31/2025	2/2/2032	21,491	21,441	21,491	4.0%	*3b(6)
Thompson Safety LLC	First Lien Revolving Loan	PRIME + 4.00%	10.75%	6/25/2025	6/25/2032	222	208	214	0.0%	*3b(6)(8)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/25/2025	6/25/2032	2,236	2,157	2,228	0.4%	*3b(6)(8)
						44,366	44,106	44,350	8.2%

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.38%	5/8/2025	12/14/2028	10,440	10,349	10,388	2.0%	*3c(6)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.38%	5/8/2025	12/14/2028	10,388	10,307	10,336	1.9%	*3c(6)
						20,828	20,656	20,724	3.9%

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.69%	4/29/2025	10/24/2030	59,403	58,909	59,105	11.1%	*3b(6)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	4/29/2025	10/24/2030	20,194	20,019	20,093	3.8%	*3b(6)
Wrench Group LLC	First Lien Revolving Loan	SOFR + 4.75%	-	10/1/2025	9/3/2031	—	(34)	(37)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	10/1/2025	9/3/2032	—	(17)	(19)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Term Loan	SOFR + 4.75%	8.45%	10/1/2025	9/3/2032	27,431	27,172	27,157	5.1%	*3b(6)
						107,028	106,049	106,299	20.0%

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.75%	-	4/16/2025	4/22/2032	—	(29)	(30)	0.0%	*(6)(7)(8)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.75%	8.42%	4/16/2025	4/22/2032	44,208	43,889	43,868	8.3%	*3a(6)(7)
						44,208	43,860	43,838	8.3%

Electrical Equipment
Maverick Power, LLC	First Lien Term Loan	SOFR + 5.00%	8.66%	11/4/2025	5/4/2031	64,838	63,312	64,027	12.0%	*3b(6)

Electrical Equipment
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(12)	(55)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(10)	(28)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	12/18/2025	12/20/2032	32,546	32,429	32,221	6.1%	*3a(6)
						32,546	32,407	32,138	6.1%

Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.20%	7/24/2025	4/16/2032	41,770	37,728	34,335	6.5%	*3b

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.77%	3/31/2025	12/22/2027	7,655	7,566	7,655	1.4%	*3a(6)(8)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.95%	10/21/2024	9/17/2031	521	511	521	0.1%	*3b(6)(8)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	-	10/21/2024	9/17/2031	—	(9)	—	0.0%	*3b(6)(8)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	7.95%	10/21/2024	9/17/2031	10,128	10,064	10,128	1.9%	*(6)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	2/19/2025	2/19/2032	6,277	6,202	6,226	1.2%	*3b(6)(8)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.43%	2/19/2025	2/19/2031	3,053	3,007	3,011	0.6%	*3b(6)(8)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.42%	2/19/2025	2/19/2032	42,965	42,588	42,643	8.0%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/29/2025	5/29/2032	—	(8)	—	0.0%	*(6)(8)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.70%	5/29/2025	5/29/2032	12,018	11,858	11,928	2.2%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	5/29/2025	5/29/2030	—	(21)	(13)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(10)	—	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(4)	(2)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.91%	9/2/2025	7/2/2030	6,085	6,061	6,068	1.1%	*3b(6)
						88,702	87,805	88,165	16.5%

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(12)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(30)	(8)	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/15/2025	8/7/2031	—	(47)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.67%	5/15/2025	8/7/2031	5,524	5,451	5,511	1.0%	*3a(6)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.67%	10/21/2024	8/7/2031	35,230	34,860	35,142	6.6%	*3a(6)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(12)	(13)	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(12)	(13)	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	10/21/2025	4/2/2031	27,222	27,095	27,086	5.1%	*3a(6)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(22)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(35)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.45%	10/21/2024	6/27/2031	53,295	52,964	53,295	10.0%	*3b(6)
Xifin, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	8/5/2025	7/31/2031	—	(5)	—	0.0%	*(6)(8)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.45%	8/5/2025	7/31/2031	12,620	12,591	12,620	2.4%	*3b(6)
						133,891	132,786	133,620	25.1%

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(19)	(9)	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(24)	(22)	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.17%	7/29/2025	7/29/2031	20,412	20,158	20,157	3.8%	*3b(6)
						20,412	20,115	20,126	3.8%

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	214	213	214	0.0%	*3b(6)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	290	286	290	0.1%	*3b(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	161	160	161	0.0%	*3b(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	8,535	8,494	8,535	1.6%	*3b(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	-	2/23/2026	9/29/2028	—	(3)	—	0.0%	*3b(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/25/2028	—	(47)	—	0.0%	*(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	10/21/2024	8/25/2028	24,197	24,155	24,197	4.6%	*3b(6)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(27)	(30)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(24)	(13)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	7.95%	8/29/2025	8/29/2032	31,287	30,997	31,130	5.9%	*3b(6)
						64,684	64,204	64,484	12.2%

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(13)	—	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(13)	(4)	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	8.70%	1/9/2025	1/9/2032	14,126	14,030	14,091	2.7%	*3b(6)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	9/12/2025	9/13/2032	—	(15)	(16)	0.0%	*(6)(8)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	9/12/2025	9/13/2032	36,752	36,582	36,583	6.9%	*3b(6)
						50,878	50,571	50,654	9.6%
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	9.92%	11/20/2024	11/20/2030	15,760	15,535	15,603	2.9%	*3a(6)
FGI Acquisition Corp.	First Lien Term Loan	SOFR + 5.50%	9.26%	5/23/2025	5/21/2032	49,625	48,719	50,618	9.5%	*3b(6)
						65,385	64,254	66,221	12.4%

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.68%	8/13/2025	8/13/2030	19,888	19,734	19,639	3.7%	*3a(6)

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	11/1/2024	9/22/2028	—	(8)	—	0.0%	*(6)(8)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	11/1/2024	9/22/2028	11,057	10,983	11,057	2.1%	*3b(6)
						11,057	10,975	11,057	2.1%

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	10/17/2031	—	(45)	—	0.0%	*(6)(8)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	10/21/2024	10/17/2031	31,035	30,708	31,035	5.8%	*3b(6)
						31,035	30,663	31,035	5.8%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	5/20/2025	6/21/2029	39,899	39,899	39,899	7.5%	*3b(6)
Apple Bidco Holdings, Inc.	First Lien Delayed Drawn Term Loan	SOFR + 4.50%	-	1/22/2026	1/22/2033	—	(13)	(13)	0.0%	*(6)(8)
Apple Bidco Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	8.20%	1/22/2026	1/22/2033	385	374	374	0.1%	*3b(6)(8)
Apple Bidco Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.20%	1/22/2026	1/22/2033	18,040	17,952	17,952	3.4%	*3b(6)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.50%	-	8/13/2025	8/16/2032	—	(6)	(6)	0.0%	*(6)(8)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.50%	8.15%	12/24/2025	8/16/2032	9,220	9,153	9,197	1.7%	*3b(6)
Flexera Software LLC	First Lien Term Loan	EURIBOR + 4.50%	6.45%	8/15/2025	8/16/2032	10,601	12,387	12,184	2.3%	*3e(6)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.50%	8.15%	8/13/2025	8/16/2032	32,192	32,117	32,112	6.0%	*3b(6)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(8)	—	0.0%	*3a(6)(8)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(10)	—	0.0%	*3a(6)(8)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	1/10/2025	1/12/2032	13,662	13,624	13,662	2.6%	*3a(6)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.46%	10/2/2025	2/10/2028	794	788	789	0.1%	*(6)(8)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.45%	11/12/2024	2/10/2028	500	498	496	0.1%	*(6)(8)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.45%	11/5/2024	2/10/2028	40,902	40,844	40,814	7.7%	*3b(6)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/14/2025	10/14/2032	—	(17)	(17)	0.0%	*3a(6)(8)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	-	10/14/2025	10/14/2031	—	(2)	(2)	0.0%	*(6)(8)
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.68%	10/14/2025	10/14/2032	15,161	15,089	15,088	2.8%	*3a(6)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.20%	10/21/2024	8/29/2031	5,603	5,587	5,603	1.1%	*3b(6)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2024	8/29/2031	—	(5)	—	0.0%	*(6)(8)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.20%	10/21/2024	8/29/2031	17,165	17,130	17,166	3.2%	*3b(6)
						204,124	205,381	205,298	38.6%

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.18%	10/21/2024	7/25/2028	35,715	35,504	35,715	6.7%	*3b(6)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	8.67%	9/25/2025	7/25/2028	4,208	4,122	4,096	0.8%	*3b(6)(8)
						39,923	39,626	39,811	7.5%

Trading Companies & Distributors

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.45%	3/2/2026	4/1/2030	2,543	2,536	2,536	0.5%	(6)(8)
Radwell Parent, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.45%	3/2/2026	3/2/2033	-	(66)	(66)	0.0%	(6)(8)
Radwell Parent, LLC	First Lien Revolving Loan	SOFR + 4.75%	8.45%	3/2/2026	4/1/2030	-	575	575	0.1%	(6)(8)
Radwell Parent, LLC	First Lien Term Loan	SOFR + 4.75%	8.45%	3/2/2026	4/1/2030	20,941	20,889	20,888	3.9%	(6)(8)
Radwell Parent, LLC	First Lien Term Loan	SOFR + 4.75%	8.45%	3/2/2026	4/1/2030	10,861	10,833	10,833	2.0%	(6)(8)
						34,345	34,767	34,766	6.5%

Total debt investments						1,232,969	1,220,636	1,222,606	229.9%

Non-controlled/Non-affiliated equity investments
Equity investments
Commercial Services & Supplies
Firebird Co-Invest L.P.	LP Interest			1/29/2025	N/A		4,790	5,563	1.0%	*(7)(8)(10)

Non-controlled/affiliated
Equity investments
Investment Funds
AGL EPCI I	LP Interest			3/25/2026	N/A		21,275	21,275	4.0%

Total equity investments							26,065	26,838	5.0%

Total investments							1,246,701	1,249,444	234.9%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Government Institutional Fund			3.6%				29,454	29,454	5.5%	*
State Street Institutional Treasury Money Market Fund			3.3%				5	5	0.0%	*
Total money market funds							29,459	29,459	5.5%
Total investments and money market funds							$1,276,160	$1,278,903	240.4%
(1)
Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, all of the Company's investments were non-controlled, non-affiliated.
(2)
As of March 31, 2026, the Company had no portfolio company investment on non-accrual status.
(3)
Unless otherwise indicated, each loan contained a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of March 31, 2026, 96.6% (based on par) of debt securities contained floors which range between 0.50% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.66% as of March 31, 2026.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.68% as of March 31, 2026.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.70% as of March 31, 2026.
d.
Denotes that all or a portion of the contract was indexed to the 360-day Term SOFR which was 3.73% as of March 31, 2026.
e.
Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.08% as of March 31, 2026.

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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 8.1% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)
All, or a portion, of the position is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may provide for unused commitment fees. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded.
(9)
The headquarters of this portfolio company is located in the United Kingdom.
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $5,563 or 1.0% of the Company’s net assets.
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

March 31, 2026

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of March 31, 2026, total unfunded commitments were $285,001.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	$8,829
AMI Buyer, Inc.	Revolving Loan	4,560
Anaplan, Inc.	Revolving Loan	3,021
Apple Bidco Holdings, Inc.	Delayed Drawn Term Loan	5,397
Apple Bidco Holdings, Inc.	Revolving Loan	1,927
Chartis Group, LLC, The	Delayed Draw Term Loan	2,616
Chartis Group, LLC, The	Revolving Loan	1,570
Cliffwater LLC	Revolving Loan	4,235
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	1,361
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	7,260
Coding Solutions Acquisition, Inc.	Revolving Loan	3,060
Continental Buyer, Inc.	Delayed Draw Term Loan	5,185
Continental Buyer, Inc.	Revolving Loan	2,593
Cooper's Hawk Intermediate Holding, LLC	Delayed Draw Term Loan	1,768
Cooper's Hawk Intermediate Holding, LLC	Revolving Loan	1,768
Edition Holdings, Inc.	Delayed Draw Term Loan	6,795
Edition Holdings, Inc.	Revolving Loan	2,825
Elk Bidco, Inc.	Delayed Draw Term Loan	2,833
Elk Bidco, Inc.	Revolving Loan	2,550
Endor Purchaser, Inc.	Delayed Draw Term Loan	3,163
Endor Purchaser, Inc.	Revolving Loan	1,581
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	5,466
Firebird Acquisition Corp, Inc.	Revolving Loan	3,716
Flexera Software LLC	Revolving Loan	2,470
Galway Borrower LLC	Revolving Loan	473
Galway Borrower LLC	Term Loan	1,241
IG Investments Holdings, LLC	Revolving Loan	1,257
InhabitlQ, Inc.	Delayed Draw Term Loan	3,824
InhabitlQ, Inc.	Revolving Loan	2,390
Integrity Marketing Acquisition, LLC	Revolving Loan	9,247
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	6,032
Koala Investment Holdings, Inc.	Revolving Loan	2,681
Mountain Parent, Inc.	Delayed Draw Term Loan #2	11,042
Mountain Parent, Inc.	Revolving Loan	5,889
MRI Software LLC	Delayed Draw Term Loan	1,260
MRI Software LLC	Revolving Loan	1,501
Navex Global Holdings Corporation	Delayed Draw Term Loan	7,121
Navex Global Holdings Corporation	Revolving Loan	368
OLO Parent, Inc.	Revolving Loan	3,404
Radwell Parent, LLC	Delayed Draw Term Loan	—
Radwell Parent, LLC	Delayed Draw Term Loan	13,166
Radwell Parent, LLC	Revolving Loan	1,909
Radwell Parent, LLC	Term Loan	—
Radwell Parent, LLC	Term Loan	—
Saturn Sound Bidco Limited	Delayed Draw Term Loan	8,038
SimonMed, Inc.	Delayed Draw Term Loan	2,007
SimonMed, Inc.	Revolving Loan	2,498
Solis Mammography Buyer, Inc.	Delayed Draw Term Loan	1,196
Solis Mammography Buyer, Inc.	Revolving Loan	1,677
Spotless Brands, LLC	Delayed Draw Term Loan #2	18,104
Star Holdings Bidco, Inc.	Delayed Draw Term Loan	4,407
Star Holdings Bidco, Inc.	Revolving Loan	848
Superman Holdings, LLC	Revolving Loan	2,506
Thompson Safety LLC	Delayed Draw Term Loan	12,527
Thompson Safety LLC	Revolving Loan	1,256
Titan BW Borrower L.P.	Delayed Draw Term Loan	1,134
Titan BW Borrower L.P.	Revolving Loan	5,668
Wrench Group LLC	Delayed Draw Term Loan	3,750
Wrench Group LLC	Revolving Loan	3,750
Xifin, Inc.	Revolving Loan	2,306
Firebird Co-Invest L.P.	Equity	250
AGL Enhanced PC Income I LLC - Equity	Equity	53,725
		$285,001
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of March 31, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	12/2/2024	12/3/2031	$—	$(70)	$—	0.0%	*(6)(7)(8)(9)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	9.09%	12/2/2024	12/3/2031	60,289	59,359	59,836	11.2%	*3a(6)(7)(9)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	7/24/2025	7/24/2032	—	(17)	(9)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.75%	-	7/24/2025	7/24/2032	—	(67)	(54)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 5.25%	6.38% cash / 2.88% PIK	7/24/2025	7/24/2032	42,559	42,158	42,240	7.9%	*3b(6)
						102,848	101,363	102,013	19.1%

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.50%	9.40%	11/1/2024	11/3/2031	25,000	24,781	25,000	4.7%	*3b(6)

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(15)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(9)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	6/13/2025	6/14/2032	17,859	17,781	17,859	3.4%	*3b(6)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.34%	1/31/2025	2/2/2032	6,747	6,716	6,747	1.3%	*3b(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/31/2025	2/2/2032	—	(15)	—	0.0%	*(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 5.00%	6.09% cash / 2.75% PIK	1/31/2025	2/2/2032	28,786	28,716	28,787	5.4%	*3b(6)
Thompson Safety LLC	First Lien Revolving Loan	SOFR + 5.00%	-	6/25/2025	6/25/2032	—	(16)	(4)	0.0%	*(6)(8)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.80%	6/25/2025	6/25/2032	1,868	1,778	1,868	0.4%	*3b(6)(8)
						55,260	54,936	55,257	10.5%

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.59%	5/8/2025	12/14/2028	11,970	11,860	11,910	2.2%	*3b(6)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.95%	5/8/2025	12/14/2028	11,910	11,810	11,850	2.2%	*3c(6)
						23,880	23,670	23,760	4.4%

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.81%	4/29/2025	10/24/2030	51,130	50,478	50,758	9.5%	*3b(6)(8)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	8.84%	4/29/2025	10/24/2030	25,323	25,094	25,196	4.7%	*3b(6)
Wrench Group LLC	First Lien Revolving Loan	SOFR + 4.75%	-	10/1/2025	9/3/2031	—	(36)	(36)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	10/1/2025	9/3/2032	—	(18)	(18)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Term Loan	SOFR + 4.75%	8.42%	10/1/2025	9/3/2032	27,500	27,233	27,233	5.1%	*3b(6)
						103,953	102,751	103,133	19.3%

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.75%	-	4/16/2025	4/22/2032	—	(41)	(41)	0.0%	*(6)(8)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.75%	8.47%	4/16/2025	4/22/2032	58,924	58,476	58,476	11.0%	*3a(6)
						58,924	58,435	58,435	11.0%

Electrical Equipment
Maverick Power, LLC	First Lien Term Loan	SOFR + 5.00%	8.89%	11/4/2025	5/4/2031	65,000	63,412	64,025	12.0%	*3b(6)(8)

Electrical Equipment
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(14)	(14)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(7)	(7)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(10)	(10)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.20%	12/18/2025	12/20/2032	27,787	27,684	27,684	5.2%	*3b(6)
						27,787	27,653	27,653	5.2%

Health Care Equipment & Services

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.17%	7/24/2025	4/16/2032	49,875	44,927	43,750	8.2%	*3b(11)

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.82%	3/31/2025	12/22/2027	5,003	4,914	5,003	0.9%	*3a(6)(8)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.92%	10/21/2024	9/17/2031	698	685	698	0.1%	*3b(6)(8)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	-	10/21/2024	9/17/2031	—	(13)	—	0.0%	*(6)(8)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	7.95%	10/21/2024	9/17/2031	13,569	13,481	13,569	2.5%	*3b(6)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.50%	2/19/2025	2/19/2032	7,829	7,742	7,762	1.5%	*3b(6)(8)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.91%	2/19/2025	2/19/2031	3,375	3,311	3,319	0.6%	*3b(6)(8)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.57%	2/19/2025	2/19/2032	58,208	57,680	57,771	10.8%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/29/2025	5/29/2032	—	(12)	—	0.0%	*(6)(8)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.67%	5/29/2025	5/29/2032	15,921	15,703	15,802	3.0%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	5/29/2025	5/29/2030	—	(30)	(17)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(13)	—	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(5)	(3)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	9.23%	9/2/2025	7/2/2030	7,713	7,682	7,694	1.4%	*3b(6)
						112,316	111,125	111,598	20.8%

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(16)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(40)	(10)	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	-	5/15/2025	8/7/2031	—	(61)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.72%	5/15/2025	8/7/2031	6,909	6,812	6,891	1.3%	*3a(6)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.72%	10/21/2024	8/7/2031	44,058	43,614	43,948	8.2%	*3a(6)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(16)	(16)	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(16)	(16)	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.50%	8.22%	10/21/2025	4/2/2031	35,000	34,830	34,830	6.5%	*3a(6)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(24)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	(39)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.42%	10/21/2024	6/27/2031	56,468	56,104	56,468	10.6%	*3b(6)
Xifin, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	8/5/2025	7/31/2031	—	(7)	—	0.0%	*(6)(8)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.67%	8/5/2025	7/31/2031	16,881	16,841	16,881	3.2%	*3b(6)
						159,316	157,982	158,976	29.8%

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(20)	(14)	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	9.23%	7/29/2025	7/29/2031	263	237	240	0.0%	*3b(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.32%	7/29/2025	7/29/2031	20,263	19,996	20,010	3.8%	*3b(6)
						20,526	20,213	20,236	3.8%

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.17%	10/21/2024	9/29/2028	229	226	229	0.0%	*3a(6)(8)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.19%	10/21/2024	9/29/2028	175	169	175	0.0%	*3b(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.17%	10/21/2024	9/29/2028	211	210	211	0.0%	*3b(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.17%	10/21/2024	9/29/2028	11,205	11,145	11,205	2.1%	*3b(6)
Integrity Marketing Acquisition, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/25/2028	—	(56)	—	0.0%	*(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.82%	10/21/2024	8/25/2028	26,430	26,382	26,430	5.0%	*3b(6)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(36)	(38)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(32)	(17)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	8.17%	8/29/2025	8/29/2032	39,109	38,735	38,913	7.3%	*3b(6)
						77,359	76,743	77,108	14.4%

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(18)	—	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(18)	(5)	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	8.67%	1/9/2025	1/9/2032	18,656	18,525	18,610	3.5%	*3b(6)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	9/12/2025	9/13/2032	—	(20)	(20)	0.0%	*(6)(8)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.32%	9/12/2025	9/13/2032	44,990	44,772	44,778	8.4%	*3b(6)
						63,646	63,241	63,363	11.9%
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	9.97%	11/20/2024	11/20/2030	19,800	19,505	19,602	3.7%	*3a(6)
FGI Acquisition Corp.	First Lien Term Loan	SOFR + 5.50%	9.27%	5/23/2025	5/21/2032	49,750	48,815	49,004	9.2%	*3b(6)
						69,550	68,320	68,606	12.9%

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.74%	8/13/2025	8/13/2030	25,000	24,797	24,688	4.6%	*3a(6)

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	11/1/2024	9/22/2028	—	(12)	—	0.0%	*(6)(8)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.84%	11/1/2024	9/22/2028	15,576	15,462	15,576	2.9%	*3b(6)
						15,576	15,450	15,576	2.9%

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	10/17/2031	—	(66)	—	0.0%	*(6)(8)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	10/21/2024	10/17/2031	43,323	42,852	43,323	8.1%	*3c(6)
						43,323	42,786	43,323	8.1%

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.32%	5/20/2025	6/21/2029	46,057	46,057	46,057	8.6%	*3b(6)
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	5/20/2025	6/21/2028	—	—	—	0.0%	*(6)(8)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.50%	-	8/15/2025	8/16/2032	—	(6)	(7)	0.0%	*(6)(8)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.50%	8.17%	12/24/2025	8/16/2032	10,060	9,985	10,035	1.9%	*3e(6)
Flexera Software LLC	First Lien Term Loan	EURIBOR + 4.50%	6.38%	8/15/2025	8/16/2032	10,601	12,386	12,419	2.3%	*3b(6)(12)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.50%	8.35%	8/15/2025	8/16/2032	35,127	35,042	35,039	6.6%	*3b(6)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(10)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(13)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.22%	1/10/2025	1/12/2032	17,136	17,086	17,136	3.2%	*3a(6)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	10/2/2025	2/10/2028	285	280	280	0.1%	*3b(6)(8)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.44%	11/12/2024	2/10/2028	463	459	457	0.1%	*3b(6)(8)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.42%	11/5/2024	2/10/2028	47,380	47,319	47,274	8.9%	*3b(6)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/14/2025	10/14/2032	—	(19)	(19)	0.0%	*(6)(8)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	-	10/14/2025	10/14/2031	—	(2)	(2)	0.0%	*(6)(8)
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.91%	10/14/2025	10/14/2032	16,500	16,419	16,419	3.1%	*3b(6)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.17%	10/21/2024	8/29/2031	6,504	6,488	6,504	1.2%	*3b(6)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2024	8/29/2031	—	(6)	—	0.0%	*(6)(8)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.17%	10/21/2024	8/29/2031	19,926	19,883	19,926	3.7%	*3b(6)
						210,039	211,348	211,518	39.7%

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.37%	10/21/2024	7/25/2028	48,125	47,849	48,125	9.0%	*3b(6)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	8.86%	9/25/2025	7/25/2028	4,333	4,216	4,183	0.8%	*3b(6)(8)
						52,458	52,065	52,308	9.8%

Total debt investments						1,361,636	1,345,998	1,350,326	253.1%

Non-controlled/Non-affiliated equity investments
Equity investments
Commercial Services & Supplies

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Firebird Co-Invest L.P.	LP Interest			1/29/2025	N/A		4,790	5,315	1.0%	*(8)(10)
Total equity investment							4,790	5,315	1.0%
Total investments							1,350,788	1,355,641	254.1%

Money market funds (included in cash and cash equivalents and restricted cash)
Goldman Sachs Financial Square Government Institutional Fund			4.03%				24,019	24,019	4.5%	*
State Street Institutional Treasury Money Market Fund			4.10%				8	8	0.0%	*
Total money market funds							24,027	24,027	4.5%
Total investments and money market funds							$1,374,815	$1,379,668	258.6%

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
(3)
Unless otherwise indicated, each loan contained a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of December 31, 2025, 96.3% (based on par) of debt securities contained floors which range between 0.50% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.69% as of December 31, 2025 .
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.65% as of December 31, 2025 .
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
(8)
All, or a portion, of the position is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may provide for unused commitment fees. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. For investments in delayed draw term loans and revolvers, the cost basis is adjusted for any market discount or original issue discount received on the total balance committed. As a result, the purchase of commitments not fully funded may result in a negative cost and fair value until funded.
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

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares, per share data, percentages and as otherwise noted)

Note 1. Organization

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (Date of Inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act on October 11, 2024. On October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and Commencement of Operations. The Company is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio. The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2024 and intends to qualify as a RIC annually.

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

AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, the Company and certain vehicles managed by Vintage Strategies at Goldman Sachs Alternatives (“the Initial JV Member”) entered into an amended and restated limited liability company agreement for AGL EPCI I (the “A&R LLC Agreement”), an unconsolidated entity. The Company and the Initial JV Member intend to invest up to $300,000 in the aggregate in AGL EPCI I, with the Company investing up to $75,000 and the Initial JV Member investing up to $225,000. In addition as of March 31, 2026, AGL EPCI I had secured $250,000 in third-party debt financing. It is expected that AGL EPCI I will principally focus on U.S. senior secured, corporate direct lending, consistent with the Company’s core origination strategy. AGL EPCI I is currently managed by a five-member board, on which the Company and the Initial JV Member each have two representatives. The Company and the Initial JV Member have a 25% and 75% economic ownership of AGL EPCI I, respectively. By virtue of our respective economic ownership interests, we and the Initial JV Member each indirectly bear an allocable share of all expenses and other obligations of AGL EPCI I.

In connection with the formation of AGL EPCI I, the Company contributed $21,275 of equity capital to AGL EPCI I and sold certain loan investments with an aggregate fair value of $230,096 to the AGL EPCI I. As part of the transaction, the Company determined that the contribution and sale met the requirements under ASC 860, Transfers and Servicing. The proceeds from the sale were used to repay outstanding borrowings under the Company’s credit facilities.

The Company’s investment in AGL EPCI I is not consolidated on the Company’s financial statements and its investment is shown at the fair value of its equity interest therein.

Subsequent to March 31, 2026, AGL EPCI I’s wholly-owned subsidiary’s third-party credit facility was increased. See Note 12 “Subsequent Events” in the Notes to the consolidated financial statements.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with financial statements and notes thereto in the Company's Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is an investment company following the accounting and reporting guidance in the Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies” (“ASC 946”).

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officer and chief financial officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets,” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations. The Company does not have any intra-segment sales and transfers of assets.

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

Cash and cash equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and highly liquid investments, including money market funds, not held for resale with original maturities of three months or less at the date of purchase. Cash consists of deposits held at a custodian bank and, at times, may exceed insured limits under applicable law. As of March 31, 2026 and December 31, 2025, the Company held money market accounts included in cash and cash equivalents of $3,686 and $2,598, respectively.

Restricted cash and cash equivalents

Restricted cash and cash equivalents includes amounts in reserve to fund draws on our credit borrowing facilities. As of March 31, 2026 and December 31, 2025, the Company held money market accounts included in cash and cash equivalents of $25,773 and $21,429, respectively.

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

If a portfolio company's valuation indicates the value of its PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. During the three months ended March 31, 2026 and 2025, the Company had $497 and $130, respectively, of PIK interest income.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, the Company had no portfolio company investment on non-accrual status.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. During the three months ended March 31, 2026 and 2025, there were no securities generating dividend income nor distributions from LLCs or LPs.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For three months ended March 31, 2026 and 2025, the Company had fee income of $52 and $0, respectively, which were non-recurring.

Organization Costs

Costs associated with the organization of the Company were expensed as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

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

Distributions

The Company intends to declare and pay distributions on a quarterly basis. The Company has adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” of reinvesting distributions in their Subscription Agreements. Absent “opt outs” the Company reinvests all the distributions declared by the Board on behalf of participants. As a result, if the Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions through March 31, 2026. The Company's tax returns since inception remain subject to examination by U.S. federal and most state tax authorities.

To maintain qualification for RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to maintain qualification for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of (i) its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

For the three months ended March 31, 2026 and 2025, the Base Management Fee incurred by the Company was $1,661 and $692, respectively.

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

For the three months ended March 31, 2026 and 2025, the Incentive Fees on income incurred by the Company were $1,973 and $768, respectively.

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

For the three months ended March 31, 2026 and 2025, there were $0 and $30 respectively, accrued for the capital gain incentive fees under U.S. GAAP.

The Adviser voluntarily has agreed to partially waive capital gain incentive fees. For the three months ended March 31, 2026 and 2025, the Adviser waived $0 and $30 of capital gain incentive fees, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $1,031 and $920, respectively, for allocated shared services under the Administration Agreement. As of March 31, 2026 and December 31, 2025, $5,611 and $4,580, respectively, in administrative service fees were unpaid and were reflected in payable to affiliate as of March 31, 2026.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser pays, on a quarterly basis, Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.50% (on annualized basis) of the Company’s net asset value. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement)), excluding the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Following any fiscal quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such fiscal quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company pays such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such fiscal quarter have been reimbursed. As a result, no waived amounts will be reimbursed after three years from the date of the respective waiver. Any payments required to be made by the Company are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

For the three months ended March 31, 2026 and 2025, the expense reimbursements recognized by the Company were $2,095 and $2,257, respectively. As of March 31, 2026, the Advisor had elected to permanently waive its right to reimbursement of $3,539 under the Expense Support Agreement.

Co-Investment Relief

The Company and the Adviser have received the Order from the SEC that permits the Company and the Adviser, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates (“Affiliated Funds”), subject to certain terms and conditions. Pursuant to such order, the Board has established the Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with other funds or accounts sponsored or managed by the Adviser or AGL that target similar assets. If an investment falls within the Board Criteria, the Adviser must offer an opportunity for the Company to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company, the Adviser’s other clients and the AGL funds and accounts that target similar assets pro rata based on capital available for investment in the asset class being allocated. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company, but the Adviser will be required to report such investment and its rationale for the Company to not participate in the investment to the Board at the next quarterly board meeting. The Company has filed an application for a new exemptive relief to apply for more flexible co-investment conditions which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain regulated funds and Affiliated Funds. There can be no assurance that the Company will obtain such new exemptive relief from the SEC.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost/amortized cost and fair value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt(1)	$1,220,636	$1,222,606	97.9%	$1,345,998	$1,350,326	99.6%
Equity	26,065	26,838	2.1	4,790	5,315	0.4
Total	$1,246,701	$1,249,444	100.0%	$1,350,788	$1,355,641	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at cost/amortized cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$91,807	$92,019	7.4%	$101,363	$102,013	7.6%
Automobile Components	19,830	20,000	1.6	24,781	25,000	1.8
Commercial Services & Supplies	48,896	49,913	4.0	59,726	60,572	4.5
Containers & Packaging	20,656	20,724	1.7	23,670	23,760	1.8
Diversified Consumer Services	106,049	106,299	8.5	102,751	103,133	7.6
Diversified Financial Services	43,860	43,838	3.5	58,435	58,435	4.3
Electrical Equipment	63,312	64,027	5.1	63,412	64,025	4.7
Energy Equipment & Services	32,407	32,138	2.6	27,653	27,653	2.0
Health Care Equipment & Supplies	37,728	34,335	2.7	44,927	43,750	3.2
Health Care Providers & Services	87,805	88,165	7.0	111,125	111,598	8.2
Health Care Technology	132,786	133,620	10.6	157,982	158,976	11.7
Hotels, Restaurants & Leisure	20,115	20,126	1.6	20,213	20,236	1.5
Insurance	64,204	64,484	5.2	76,743	77,108	5.7
Investment Funds	21,275	21,275	1.7	—	—	—
IT Services	50,571	50,654	4.1	63,241	63,363	4.7
Machinery	64,254	66,221	5.3	68,320	68,606	5.1
Personal Care Products	19,734	19,639	1.6	24,797	24,688	1.8
Professional Services	10,975	11,057	0.9	15,450	15,576	1.1
Semiconductors & Semiconductor Equipment	30,663	31,035	2.5	42,786	43,323	3.2
Software	205,381	205,298	16.4	211,348	211,518	15.6
Specialty Retail	39,626	39,811	3.2	52,065	52,308	3.9
Trading Companies & Distributors	34,767	34,766	2.8	—	—	—
Total	$1,246,701	$1,249,444	100.0%	$1,350,788	$1,355,641	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of a portfolio company’s business.

	As of March 31, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,190,209	$1,192,816	95.5%	$1,291,499	$1,295,805	95.6%
United Kingdom	56,492	56,628	4.5	59,289	59,836	4.4
Total	$1,246,701	$1,249,444	100.0%	$1,350,788	$1,355,641	100.0%

Investment in AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, the Company and certain vehicles managed by Vintage Strategies at Goldman Sachs Alternatives (the “Initial JV Member”) entered into a limited liability company agreement for AGL EPCI I, an unconsolidated joint venture entity. In connection therewith, the Company contributed $21,275 of equity capital and sold certain loan investments with an aggregate fair value of $230,096 to AGL EPCI I. The transaction was executed as part of the Company’s capital management strategy and resulted in a reduction of outstanding borrowings through the use of sale proceeds. The Company holds a 25% economic interest in AGL EPCI I. Its investment in AGL EPCI I is not consolidated on the Company’s financial statements and is carried at the fair value of its equity interest therein. As of March 31, 2026, the Company had an unfunded equity commitment of $53,725 to AGL EPCI I. See Note 1 for additional information regarding the structure and governance of AGL EPCI I, and Note 12 for subsequent events relating to an increase in AGL EPCI I’s wholly-owned subsidiary’s third-party credit facility.

Below is certain summarized financial information for AGL EPCI I as of March 31, 2026 and for the period from March 25, 2026 (Commencement of Operations) to March 31, 2026:

March 31, 2026
(Unaudited)
Assets
Investments at fair value (cost/amortized cost of $231,731)	$231,531
Cash and cash equivalents	1,081
Other assets	259
Total Assets	$232,871
Liabilities
Debt (net of deferred financing costs of $1,705)	$147,545
Interest payable	162
Other liabilities	81
Total Liabilities	147,788
Members' equity	$85,083
Total Liabilities and members' equity	$232,871

For the period from March 25, 2026 (Commencement of Operations) to March 31, 2026
(Unaudited)
Investment income
Interest income	$412
Other income	19
Total investment income	431
Expenses:
Interest and other financing expenses	161
Other expenses	87
Total expenses	248
Net investment income	183
Net change in unrealized appreciation (depreciation) from investments	(200)
Net increase (decrease) in net assets resulting from operations	$(17)

AGL EPCI I Portfolio as of March 31, 2026

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	12/2/2024	12/3/2031	$—	$—	$(7)	(2)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	8.92%	12/2/2024	12/3/2031	16,077	15,956	15,876	(2)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	7/24/2025	7/24/2032	441	440	439	(2)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.75%	-	7/24/2025	7/22/2032	—	(11)	(11)	(2)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 5.25%	6.17% cash / 2.88% PIK	7/24/2025	7/24/2032	8,766	8,701	8,700	(2)
						25,284	25,086	24,997

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.91%	11/1/2024	11/3/2031	5,000	5,000	5,000	(2)

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	—	—	(2)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	—	—	(2)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.20%	6/13/2025	6/14/2032	4,285	4,285	4,285	(2)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.17%	1/31/2025	2/2/2032	2,379	2,379	2,379	(2)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/31/2025	2/2/2032	—	—	—	(2)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 5.00%	5.92% cash / 2.75% PIK	1/31/2025	2/2/2032	7,425	7,425	7,425	(2)
Thompson Safety LLC	First Lien Revolving Loan	PRIME + 4.00%	10.75%	6/25/2025	6/25/2032	41	40	40	(2)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/25/2025	6/25/2032	413	411	412	(2)
						14,543	14,540	14,541

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.38%	5/8/2025	12/14/2028	1,500	1,493	1,492	(2)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.38%	5/8/2025	12/14/2028	1,492	1,485	1,485	(2)
						2,992	2,978	2,977

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.69%	4/29/2025	10/24/2030	14,901	14,827	14,826	(2)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	4/29/2025	10/24/2030	5,065	5,040	5,040	(2)
						19,966	19,867	19,866

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.75%	-	4/16/2025	4/22/2032	—	(10)	(10)	(2)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.75%	8.42%	4/16/2025	4/22/2032	14,568	14,456	14,456	(2)
						14,568	14,446	14,446

Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.20%	7/24/2025	4/16/2032	7,980	6,664	6,559	(2)

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.77%	3/31/2025	12/22/2027	464	464	464	(2)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.95%	10/21/2024	9/17/2031	175	175	175	(2)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	-	10/21/2024	9/17/2031	—	—	—	(2)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	7.95%	10/21/2024	9/17/2031	3,407	3,407	3,407	(2)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	2/19/2025	2/19/2032	2,205	2,188	2,188	(2)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.43%	2/19/2025	2/19/2031	1,072	1,058	1,058	(2)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.42%	2/19/2025	2/19/2032	15,096	14,983	14,983	(2)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/29/2025	5/29/2032	—	—	—	(2)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.70%	5/29/2025	5/29/2032	4,027	3,997	3,997	(2)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	5/29/2025	5/29/2030	—	(4)	(4)	(2)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	—	—	(2)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(1)	(1)	(2)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.91%	9/2/2025	7/2/2030	1,607	1,604	1,603	(2)
						28,053	27,871	27,870

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	—	—	(2)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/7/2031	—	(2)	(2)	(2)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/15/2025	8/7/2031	—	—	—	(2)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.67%	5/15/2025	8/7/2031	1,367	1,364	1,364	(2)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.67%	10/21/2024	8/7/2031	8,717	8,695	8,695	(2)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(4)	(4)	(2)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2025	4/2/2031	—	(4)	(4)	(2)
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	10/21/2025	4/2/2031	7,778	7,741	7,739	(2)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	—	—	(2)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	10/21/2024	6/27/2031	—	—	—	(2)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.45%	10/21/2024	6/27/2031	3,030	3,030	3,030	(2)
Xifin, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	8/5/2025	7/31/2031	—	—	—	(2)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.45%	8/5/2025	7/31/2031	4,219	4,219	4,219	(2)
						25,111	25,039	25,037

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	—	—	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(1)	(1)	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.17%	7/29/2025	7/29/2031	851	840	839	(2)
						851	839	838

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	66	66	66	(2)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	90	90	90	(2)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	50	50	50	(2)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.20%	10/21/2024	9/29/2028	2,641	2,641	2,641	(2)
Integrity Marketing Acquisition, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	8/25/2028	—	—	—	(2)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	10/21/2024	8/25/2028	2,166	2,166	2,166	(2)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(8)	(8)	(2)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(3)	(3)	(2)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	7.95%	8/29/2025	8/29/2032	7,822	7,783	7,783	(2)
						12,835	12,785	12,785

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	—	—	(2)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	—	—	(2)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	8.70%	1/9/2025	1/9/2032	4,483	4,472	4,472	(2)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	9/12/2025	9/13/2032	—	(4)	(4)	(2)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	9/12/2025	9/13/2032	8,237	8,199	8,199	(2)
						12,720	12,667	12,667
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	9.92%	11/20/2024	11/20/2030	3,990	3,950	3,950	(2)

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.68%	8/13/2025	8/13/2030	5,000	4,938	4,938	(2)

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	11/1/2024	9/22/2028	—	—	—	(2)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	11/1/2024	9/22/2028	4,479	4,479	4,479	(2)
						4,479	4,479	4,479

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	10/21/2024	10/17/2031	—	—	—	(2)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	10/21/2024	10/17/2031	12,180	12,180	12,180	(2)
						12,180	12,180	12,180

Software
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	5/20/2025	6/21/2029	6,042	6,042	6,042	(2)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.50%	-	8/13/2025	8/16/2032	—	(1)	(1)	(2)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.50%	8.15%	12/24/2025	8/16/2032	840	838	838	(2)
Flexera Software LLC	First Lien Term Loan	EURIBOR + 4.50%	6.45%	8/15/2025	8/16/2032	—	—	—	(2)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.50%	8.15%	8/13/2025	8/16/2032	2,934	2,927	2,927	(2)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	—	—	(2)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	—	—	(2)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	1/10/2025	1/12/2032	3,431	3,431	3,431	(2)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.46%	10/2/2025	2/10/2028	123	123	123	(2)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.45%	11/12/2024	2/10/2028	78	77	77	(2)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.45%	11/5/2024	2/10/2028	6,353	6,340	6,339	(2)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/14/2025	10/14/2032	—	(2)	(2)	(2)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	-	10/14/2025	10/14/2031	—	—	—	(2)
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.68%	10/14/2025	10/14/2032	1,339	1,332	1,332	(2)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.20%	10/21/2024	8/29/2031	885	885	885	(2)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	-	10/21/2024	8/29/2031	—	—	—	(2)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.20%	10/21/2024	8/29/2031	2,711	2,711	2,711	(2)
						24,736	24,703	24,702

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.18%	10/21/2024	7/25/2028	12,289	12,289	12,289	(2)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	8.67%	9/25/2025	7/25/2028	1,448	1,410	1,410	(2)
						13,737	13,699	13,699

Total portfolio investments						$234,025	$231,731	$231,531

(1)
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
a.
The 30-day Term SOFR was 3.66% as of March 31, 2026.
b.
The 90-day Term SOFR was 3.68% as of March 31, 2026.
c.
The 180-day Term SOFR was 3.70% as of March 31, 2026.
d.
The 360-day Term SOFR was 3.73% as of March 31, 2026.
e.
The 90-day EURIBOR, was 2.08% as of March 31, 2026.

(2)
This investment was held by both the Company and AGL EPCI I as of March 31, 2026.

Note 5. Fair Value Measurements

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements: As of March 31, 2026
Description	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Assets, at fair value:
First lien debt	$—	$34,335	$1,188,271	$—	$1,222,606
Equity	—	—	21,275	5,563	26,838
Money market funds	29,459	—	—	—	29,459
Total assets, at fair value:	$29,459	$34,335	$1,209,546	$5,563	$1,278,903

	Fair Value Measurements: As of December 31, 2025
Description	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Assets, at fair value:
First lien debt	$—	$43,750	$1,306,576	$—	$1,350,326
Equity	—	—	—	5,315	5,315
Money market funds	24,027	—	—	—	24,027
Total assets, at fair value:	$24,027	$43,750	$1,306,576	$5,315	$1,379,668

The Company accounts for its interest in AGL EPCI I as an investment measured at fair value on the Company’s Consolidated
Statement of Assets and Liabilities.

The Company’s investment in AGL EPCI I is classified as a Level 3 investment within the fair value hierarchy.

As of March 31, 2026 and December 31, 2025, investments with a fair value of $5,563 and $5,315, respectively, were excluded from the fair value hierarchy leveling table as the fair value of the investments were measured at NAV using NAV as a practical expedient.

As of March 31, 2026 and December 31, 2025, the Company held one investment measured at fair value using the net asset value (“NAV”) practical expedient under ASC 820. This investment consisted of an interest in a limited partnership that qualifies as an investment company under ASC 946. The limited partnership holds a single portfolio investment. The NAV of the limited partnership is provided by the general partner and is based on the fair value of the underlying investment, which is determined in accordance with U.S. GAAP. The Company believes that the NAV of the limited partnership represented the fair value of the investment at the measurement date.

The following tables presents a summary of the investment measured using NAV as a practical expedient as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interests	$5,563	$250	Not redeemable	N/A	Liquidity in the form of distributions

	As of December 31, 2025
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interest	$5,315	$250	Not redeemable	N/A	Liquidity in the form of distributions

The Company does not have the ability to redeem its interest in the limited partnership. Distributions, if any, may occur at irregular intervals or not at all, and the exact timing of distributions cannot be determined. Distributions are expected to be received through the dissolution, and subsequent termination, of the partnership.

The following table presents changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	First Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,306,576	$—	$1,306,576
Purchase of investments	109,035	21,275	130,310
Proceeds from sale of investments and principal repayments	(229,048)	—	(229,048)
Transfers out of Level 3	—	—	—
Net accretion of discount and amortization of premium	492	—	492
Payment-in-kind interest capitalized	513	—	513
Net realized gain (loss) on investments	846	—	846
Net change in unrealized appreciation (depreciation) on investments	(143)	—	(143)
Fair value, end of period	$1,188,271	$21,275	$1,209,546
Net change in unrealized appreciation (depreciation) related to investments still held as of March 31, 2026	$(143)	$—	$(143)

	Three months ended March 31, 2025
	First Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$449,601	$—	$449,601
Purchase of investments	141,791	4,790	146,581
Proceeds from sale of investments and principal repayments	(1,549)	—	(1,549)
Net accretion of discount and amortization of premium	180	—	180
Net change in unrealized appreciation (depreciation) on investments	(627)	—	(627)
Fair value, end of period	$589,396	$4,790	$594,186
Net change in unrealized appreciation (depreciation) related to investments still held as of March 31, 2025	$(627)	$—	$(627)

Investments that were transferred into and out of Level 3 during the three months ended March 31, 2026 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents quantitative information about significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$118,188	Income Approach	Discount Rate	8.78%	9.58%	9.31%
First lien debt	1,070,083	Recent Transaction	Transaction Price	98.75%	102.00%	99.71%
Equity	21,275	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total, at fair value:	$1,209,546
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

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of March 31, 2026 and December 31, 2025, the fair value of the Company’s debt was categorized as Level 3 within the fair value hierarchy and deemed to be equal to carrying value due to their redemption provisions.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole shareholder and Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and the sole shareholder declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the prior 200% asset coverage requirement under the 1940 Act. As of March 31, 2026 and December 31, 2025, the Company's asset coverage for borrowed amounts were 174.0% and 161.7%, respectively.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2025	$863,239	$1,617	$—	N/A
March 31, 2026	$718,454	$1,740	$—	N/A
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
(4)
The Company's senior securities are not registered for public trading.

The following tables present borrowings by the Company as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$500,000	$325,314	$174,686	$321,180	October 23, 2033	3 Month SOFR + 1.90%
SocGen Subline Facility	150,000	—	150,000	(181)	September 16, 2026	3 Month SOFR + 2.20%
Natixis Revolving Credit Facility	300,000	204,385	95,615	202,435	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	350,000	188,755	161,245	186,634	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,300,000	$718,454	$581,546	$710,068

	As of December 31, 2025
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$500,000	$454,289	$45,711	$450,000	October 23, 2033	3 Month SOFR + 1.90%
SocGen Subline Facility	150,000	—	150,000	(264)	September 16, 2026	3 Month SOFR + 2.20%
Natixis Revolving Credit Facility	300,000	217,700	82,300	215,621	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	350,000	191,250	158,750	189,094	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,300,000	$863,239	$436,761	$854,451

A summary of the Company’s maturity requirements for borrowings as of March 31, 2026 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$325,314	$—	$—	$—	$325,314
Natixis Revolving Credit Facility	204,385	—	—	204,385	—
Natixis ABL Facility	188,755	—	—	—	188,755
Total	$718,454	$—	$—	$204,385	$514,069

A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$454,289	$—	$—	$—	$454,289
Natixis Revolving Credit Facility	217,700	—	—	217,700	—
Natixis ABL Facility	191,250	—	—	—	191,250
Total borrowings	$863,239	$—	$—	$217,700	$645,539

As of March 31, 2026, the maximum aggregate capacity on all of the Company's facilities was $1,300,000, with total borrowings outstanding of $718,454. As of December 31, 2025, the maximum aggregate capacity on all of the Company's facilities was $1,300,000, with total borrowings outstanding of $863,239. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, the Company's liquidity requirements, contractual and regulatory restrictions and other factors.

For the three months ended March 31, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for all facilities in the aggregate were as follows:

	Three months ended March 31,
	2026	2025
Stated interest expense	$12,303	$5,562
Facility fees	253	381
Amortization of deferred financing costs	490	756
Total interest and other financing costs	$13,046	$6,699
Cash paid for interest expense	$14,321	$5,369
Annualized weighted average stated interest rate	5.6%	6.5%
Weighted average debt outstanding balance(1)	$874,047	$343,422

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

On May 1, 2025, the Company entered into Amendment No. 4 to the SocGen ABL Facility (the “Amendment No. 4 to SocGen ABL Facility”). The Amendment No. 4 to SocGen ABL Facility provided for, among other things, an extension of the Facility Termination Date of the SocGen ABL Facility from October 18, 2029 to October 18, 2032 and revised the margin applicable to borrowings under the SocGen ABL Facility from 2.50% after the expiration of the revolving period to 2.50% after the expiration of the revolving period until October 18, 2029, and 3.0% thereafter.

On October 23, 2025, the Company entered into Amendment No. 5 to the SocGen ABL Facility (the “Amendment No. 5 to SocGen ABL Facility”). The Amendment No. 5 to SocGen ABL Facility provided for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $400,000 to $500,000, a revision of the margin applicable to borrowings under the facility from 2.05% to 1.90% during the revolving period, and from 2.50% to 2.25% after the revolving period, and an extension of each of the revolving period and the facility maturity date by one year.

The SocGen ABL Facility is secured by all of the assets held by PCIF Vigilant. The SocGen ABL Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

The Company may borrow amounts in U.S. dollars or certain other currencies. As of March 31, 2026 and December 31, 2025, the Company had outstanding debt denominated in Euros (EUR) on its SocGen ABL Facility (EUR 10.6 million), included in the outstanding principal amount in the table below. As of December 31, 2024, the Company had no outstanding debt denominated in foreign currencies on its SocGen ABL Facility, included in the outstanding principal amount in the table below.

As of March 31, 2026 and December 31, 2025, the Company had outstanding debt of $325,314 and $454,289, respectively, under the SocGen ABL Facility.

For the three months ended March 31, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the SocGen ABL Facility were as follows:

	Three months ended March 31,
	2026	2025
Stated interest expense	$6,199	$4,026
Facility fees	8	—
Amortization of deferred financing costs	162	140
Total interest and other financing costs	$6,369	$4,166
Cash paid for interest expense	$7,691	$3,741
Annualized weighted average interest rate(1)	5.6%	6.5%
Weighted average debt outstanding balance(2)	$445,402	$247,596

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

As of March 31, 2026 and December 31, 2025, the Company had no outstanding debt under the SocGen Subline Facility.

For the three months ended March 31, 2026 and 2025, the components of interest and other financing expenses, facility fees, annualized average stated interest rates and average outstanding balances for the SocGen Subline Facility were as follows:

	Three months ended March 31,
	2026	2025
Stated interest expense	$—	$256
Facility fees	113	176
Amortization of deferred financing costs	93	466
Total interest and other financing costs	$206	$898
Cash paid for interest expense	$232	$1,509
Annualized weighted average interest rate	N/A	6.8%
Weighted average debt outstanding balance(1)	$—	$14,989

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

As of March 31, 2026 and December 31, 2025, the Company had outstanding debt of $204,385 and $217,700, respectively, under the Natixis Revolving Credit Facility.

For the three months ended March 31, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis Revolving Credit Facility were as follows:

	Three months ended March 31,
	2026	2025
Stated interest expense	$3,415	$1,280
Facility fees	57	205
Amortization of deferred financing costs	148	150
Total interest and other financing costs	$3,620	$1,635
Cash paid for interest expense	$3,663	$119
Annualized weighted average interest rate	5.7%	6.3%
Weighted average debt outstanding balance(1)	$238,922	$80,837

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

On December 8, 2025, the Company entered into Amendment No. 1 to the Natixis ABL Facility (the “Amendment No. 1 to Natixis ABL Facility”). The Amendment No. 1 to Natixis ABL Facility provided for, among other things, an increase in the aggregate commitments of the lenders under the Credit Agreement from $250,000 to $350,000, and a revision of the margin applicable to borrowings in excess of the initial $250,000 commitment under the Credit Agreement from 1.95% per annum to 1.90% per annum.

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

As of March 31, 2026 and December 31, 2025, the Company had outstanding debt of $188,755 and $191,250, respectively, under the Natixis ABL Facility.

For the three months ended March 31, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis ABL Facility were as follows:

	Three months ended March 31,
	2026	2025
Stated interest expense	$2,689	$—
Facility fees	75	—
Amortization of deferred financing costs	87	—
Total interest and other financing costs	$2,851	$—
Cash paid for interest expense	$2,735	$—
Annualized weighted average interest rate	5.7%	—%
Weighted average debt outstanding balance(1)	$189,723	$—

(1)
Based on the weighted average debt outstanding for the period presented.

Note 7. Commitments and Contingencies

Commitments: The Company has various commitments to fund first lien senior secured revolving and delayed draw loans. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date. As of March 31, 2026, the total unfunded commitments were $285,001. As of December 31, 2025, the total unfunded commitments were $294,154.

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

Legal proceedings: From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and 2025, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of March 31, 2026 and December 31, 2025, the Company’s total net assets were $531,517 and $532,953, respectively, as detailed in the table below, and the net asset value per share was $23.33 and $23.40, respectively.

	Common Shares
	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025	22,778,837	$23		$564,940	$(32,010)	$532,953
Net increase in net assets resulting from operations:
Net investment income	—	—		—	13,813	13,813
Net realized gain on investment transactions	—	—		—	278	278
Net realized gain (loss) on foreign currency transactions					3	3
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(1,874)	(1,874)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(6)	(6)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	806	0	(1)	18	—	18
Distributions declared(2)	—	—		—	(13,668)	(13,668)
Capital share transactions:
Issuance of Common Shares	—	—		—	—	—
Tax reclassification of net assets in accordance with GAAP	—	—		—	—	—
Balance at March 31, 2026	22,779,643	$23		$564,958	$(33,464)	$531,517

(1)
Amounts round to less than $1.
(2)
Distributions declared are entirely comprised of distributions of net investment income.

	Common Shares
Balance at December 31, 2024	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net increase in net assets resulting from operations:	8,758,495	$9		$219,975	$798	$220,782
Net investment income	—	—		—	5,373	5,373
Net realized gain on investment transactions	—	—		—	957	957
Net change in unrealized appreciation	—	—		—	(1,342)	(1,342)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	159	0	(1)	4	—	4
Distributions declared	—	—		—	(6,306)	(6,306)
Capital share transactions:
Issuance of common shares	1,991,239	2		49,998	—	50,000
Balance at March 31, 2025	10,749,892	$11		$269,977	$(520)	$269,468

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

The Company is authorized to issue an unlimited number of Common Shares. As of March 31, 2026 and December 31, 2025, the Company had issued 22,779,643 shares and 22,778,837 shares, respectively, and all are outstanding. As of March 31, 2026 and December 31, 2025, the Company had executed subscription agreements with investors for $1,318,560 and $1,268,560, respectively, of capital commitments.

The following table summarizes the Company’s Common Shares transactions during the three months ended March 31, 2026:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/29/2026	806	$23.52	$18
Total		806		$18

The following table summarizes the Company’s Common Shares transactions during the three months ended March 31, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Total		1,991,398		$50,004

Share Repurchase Program

Beginning no later than the fourth anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a program in which the Company intends to offer to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter (the “Share Repurchase Program”). The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company shareholders, such as when a repurchase offer would place an undue burden on the Company liquidity, adversely affect the Company operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

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

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of March 31, 2026, the Company had not commenced the Share Repurchase Program.

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

The following table details the Company’s distributions during the three months ended March 31, 2026:

	Three months ended March 31, 2026
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 30, 2026	March 30, 2026	April 30, 2026	$13,668	$0.60
			$13,668	$0.60

The following table details the Company’s distributions three months ended March 31, 2025:

	Three months ended March 31, 2025
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 12, 2025	March 12, 2025	April 30, 2025	$6,306	$0.72
			$6,306	$0.72

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Increase in net assets resulting from operations	$12,214	$4,988
Adjustments:
Net change in unrealized (appreciation) depreciation from investments	1,874	1,342
Net realized (gain) loss from investments	(278)	—
Translation of assets and liabilities in foreign currencies	6	—
Other book/tax differences	-	2
Taxable income	$13,816	$6,332
Taxable income per weighted average shares	$0.61	$0.71

As of March 31, 2026 and December 31, 2025, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

	As of March 31, 2026	As of December 31, 2025

Book cost	$1,246,701	$1,350,788
Items affecting tax cost	—	—
Tax cost	$1,246,701	$1,350,788

Gross unrealized appreciation	$6,973	$6,226
Gross unrealized depreciation	(4,089)	(1,464)
Net unrealized investment appreciation/(depreciation)	$2,884	$4,762

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended March 31,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$23.40	$25.21
Net investment income per share(2)	0.61	0.61
Net gain (loss) on investment transactions per share(3)	(0.08)	(0.03)
Distributions declared	(0.60)	(0.72)
Net asset value at end of period	$23.33	$25.07
Common Shares outstanding, end of period	22,779,643	10,749,892
Weighted average Common Shares outstanding	22,779,392	8,869,231
Ratio/Supplemental Data:
Net assets at end of period	$531,517	$269,468
Annualized ratio of after-tax net investment income to average net assets	10.4%	9.7%
Annualized ratio of net expenses before expense support to average net assets(4)	14.5%	18.4%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	12.9%	14.3%
Total return based on net asset value per share (not annualized)	2.3%	2.3%
Portfolio turnover rate	18.1%	4.5%
Asset coverage ratio(6)	174.0%	159.1%
Capital Commitments Data:
Capital commitments	$1,318,560	$1,068,560
Funded capital commitments	$565,010	$270,010
% of capital commitments funded	42.9%	25.3%

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three months ended March 31, 2026 and 2025 :

	Three months ended March 31,
	2026	2025
Net increase in net assets resulting from operations	$12,214	$4,988
Basic and diluted weighted average shares outstanding	22,779,392	8,869,231
Basic and diluted earnings per share	$0.54	$0.56
Basic and diluted net investment income per share	$0.61	$0.61

Note 12. Subsequent Events

Distributions

On April 30, 2026, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.60 per share. The distribution was declared on March 30, 2026, to shareholders of record on March 30, 2026.

AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On May 7, 2026, AGL EPCI I closed Amendment No. 1 to the Credit Agreement, dated as of March 19, 2026 (the “JV Credit Agreement”), among AGL EPCI Ranger Funding LLC, as borrower (a wholly-owned subsidiary of AGL EPCI I), the lenders party thereto, Natixis, New York Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, as collateral administrator and as information agent and U.S. Bank National Association, as collateral custodian and as custodian, securing commitments to increase its wholly-owned subsidiary’s existing third-party credit facility by $50 million.

Additional Investments

Subsequent to March 31, 2026, the Company committed to additional investment transactions, representing aggregate commitments of approximately $44.2 million.

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

Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Investment Advisory Agreement. The services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of AGL, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services under the Investment Advisory Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by us. We bear all other costs and expenses of our operations and transactions, including those listed below. Following the Commencement of Operations, we are responsible for all organization and offering expenses.

Upon Commencement of Operations, organization expenses incurred totaled $2.7 million, and our initial offering costs (other than the organization expenses) of $0.9 million were fully amortized over a twelve-month period beginning with the Commencement of Operations through October 2025.

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

For the three months ended March 31, 2026 and 2025, we incurred $1.0 million and $0.9 million, respectively, for allocated shared services under the Administration Agreement which are reflected in Administrative service fees.

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

As of March 31, 2026 and December 31, 2025 included in Payable to Affiliates were $5.6 million and $4.6 million, respectively, for accrued allocated shared services under the Administration Agreement.

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

Resource Sharing Agreement

The Adviser has entered into the Resource Sharing Agreement with AGL, pursuant to which AGL provides the Adviser with experienced investment professionals and access to the resources of AGL so as to enable the Adviser to fulfill its obligations under the Investment Advisory Agreement. Through the Resource Sharing Agreement, the Adviser is able to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of AGL’s investment professionals.

Portfolio and Investment Activity

As of March 31, 2026 and December 31, 2025, our portfolio had a fair value of approximately $1,249.4 million and $1,355.6 million, respectively. The following table summarizes our portfolio and investment activity during each of the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Total investments, beginning of period	$1,355,641	$473,126
New investments purchased	130,311	146,581
Payment-in-kind interest capitalized	513	—
Proceeds from sale of investments and principal repayments	(235,830)	(25,328)
Net accretion of discount on investments	643	192
Net realized gain (loss) on investment transactions	278	957
Net unrealized appreciation (depreciation) from investments	(2,112)	(1,342)
Total investments, end of period	$1,249,444	$594,186
Number of portfolio companies at beginning of period	40	17
Number of new portfolio companies	3	4
Number of realized portfolio companies	—	(1)
Number of portfolio companies at end of period	43	20

The following table is a summary of certain characteristics of our investment portfolio as of March 31, 2026 and December 31, 2025. Weightings are based on the funded par value of each respective investment as of March 31, 2026 and December 31, 2025. All portfolio company information is presented as of the initial origination date of each investment.

	As of
	March 31, 2026		December 31, 2025
Weighted average net leverage	5.7	x	5.6	x
Weighted average loan-to-value	41.9%		41.9%
Weighted average interest coverage	2.0	x	2.0	x
Financial sponsor backed	93.1%		93.4%

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
(5)
The Audit Committee of our Board of Trustees reviews valuation information provided by the Valuation Designee. The Audit Committee then discusses such valuation determinations; and

(6)
Our Board of Trustees discusses the valuation determinations of the Valuation Designee and determines whether such fair values have been arrived at in conformity with our valuation policy and procedure and, if appropriate, accepts such valuations.

In connection with issuances of Common Shares on dates occurring mid-quarter, our NAV is determined by our Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Trustees and in accordance with procedures adopted by our Board of Trustees.

Investments

The industry compositions of the portfolio at cost/amortized cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of March 31, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$91,807	$92,019	7.4%	$101,363	$102,013	7.6%
Automobile Components	19,830	20,000	1.6	24,781	25,000	1.8
Commercial Services & Supplies	48,896	49,913	4.0	59,726	60,572	4.5
Containers & Packaging	20,656	20,724	1.7	23,670	23,760	1.8
Diversified Consumer Services	106,049	106,299	8.5	102,751	103,133	7.6
Diversified Financial Services	43,860	43,838	3.5	58,435	58,435	4.3
Electrical Equipment	63,312	64,027	5.1	63,412	64,025	4.7
Energy Equipment & Services	32,407	32,138	2.6	27,653	27,653	2.0
Health Care Equipment & Supplies	37,728	34,335	2.7	44,927	43,750	3.2
Health Care Providers & Services	87,805	88,165	7.0	111,125	111,598	8.2
Health Care Technology	132,786	133,620	10.6	157,982	158,976	11.7
Hotels, Restaurants & Leisure	20,115	20,126	1.6	20,213	20,236	1.5
Insurance	64,204	64,484	5.2	76,743	77,108	5.7
Investment Funds	21,275	21,275	1.7	—	—	—
IT Services	50,571	50,654	4.1	63,241	63,363	4.7
Machinery	64,254	66,221	5.3	68,320	68,606	5.1
Personal Care Products	19,734	19,639	1.6	24,797	24,688	1.8
Professional Services	10,975	11,057	0.9	15,450	15,576	1.1
Semiconductors & Semiconductor Equipment	30,663	31,035	2.5	42,786	43,323	3.2
Software	205,381	205,298	16.4	211,348	211,518	15.6
Specialty Retail	39,626	39,811	3.2	52,065	52,308	3.9
Trading Companies & Distributors	34,767	34,766	2.8	—	—	—
Total	$1,246,701	$1,249,444	100.0%	$1,350,788	$1,355,641	100.0%

Investment in AGL Enhanced PC Income I LLC (“AGL EPCI I”)

In March of 2026, the Company formed AGL EPCI I and, in connection therewith, contributed $21.3 million of equity capital and sold loan investments with a fair value of $230.1 million to AGL EPCI I. The transaction was executed as part of the Company’s capital management strategy and resulted in a reduction of outstanding borrowings through the use of sale proceeds. The Company retains economic exposure to the transferred assets through its equity interest in AGL EPCI I and continues to monitor the performance of this investment as part of its overall investment portfolio.

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of March 31, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,190,209	$1,192,816	95.5%	$1,291,499	$1,295,805	95.6%
United Kingdom	56,492	56,628	4.5	59,289	59,836	4.4
Total	$1,246,701	$1,249,444	100.0%	$1,350,788	$1,355,641	100.0%

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Total investment income	$31,025	$13,533
Net expenses	17,212	8,160
Net investment income	13,813	5,373
Net realized gain (loss) on investment transactions	281	957
Net change in unrealized appreciation (depreciation) on investment transactions	(1,880)	(1,342)
Net increase (decrease) in net assets resulting from operations	$12,214	$4,988

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, pricing of investments in terms of interest rates, and changes in unrealized appreciation (depreciation) on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2026 and 2025, was as follows:

	Three months ended March 31,
	2026	2025
Interest income	$30,476	$13,403
Payment-in-kind interest income	497	130
Fee income	52	—
Total investment income	$31,025	$13,533

For the three months ended March 31, 2026 and 2025, total investment income was $31.0 million and $13.5 million, respectively, driven by increased deployment of capital resulting in a larger weighted average portfolio. The size of our investment portfolio at fair value was $1,249.4 million as of March 31, 2026 compared with $1,355.6 million as of December 31, 2025. The decrease is the result of asset sales to AGL EPCI I during the first quarter of 2026. As of March 31, 2026 and December 31, 2025, the weighted average contractual interest rates on our performing debt investments were approximately 8.6% and 8.7%, respectively.

Expenses

Expenses for the three months ended March 31, 2026 and 2025, were as follows:

	Three months ended March 31,
	2026	2025
Interest and other financing expenses	$13,046	$6,699
Base management fees	1,661	692
Incentive Fee on income	1,973	768
Capital gain incentive fees	—	30
Offering costs	—	235
Administrative service fees	1,031	920
Professional fees	835	134
Board of trustee fees	120	115
Other general expenses	641	854
Total expenses before fee waiver and expense reimbursement	19,307	10,447
Capital gain incentive fee waived	—	(30)
Expense reimbursement	(2,095)	(2,257)
Net expenses	$17,212	$8,160

For the three months ended March 31, 2026 and 2025, net expenses were $17.2 million and $8.2 million, respectively, primarily attributable to interest and other financing expenses and management, incentive and administrative service fees, partially offset by expense reimbursement from our Adviser.

Interest and other financing expenses

For the three months ended March 31, 2026 and 2025, total interest expense (including unused fees, and amortization of deferred financing costs) was $13.0 million and $6.7 million, respectively. The increase in total interest expense was driven by a higher weighted average debt outstanding of $874.0 million as of March 31, 2026 compared with $343.4 million as of March 31, 2025.

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

For the three months ended March 31, 2026 and 2025, Base Management Fees were $1.7 million and $0.7 million, respectively.

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

For the three months ended March 31, 2026 and 2025, the Incentive Fee on income incurred by us was $2.0 million and $0.8 million, respectively.

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

For the three months ended March 31, 2026 and 2025, Capital Gain Incentive fees were approximately $0 and $30 thousand, respectively.

Organization and Offering costs

Organization costs include expenses incurred in our initial formation. There were no organization costs during for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025 offering costs were $0 and $0.2 million, respectively.

Expense support

For the three months ended March 31, 2026 and 2025, we recognized $2.1 million and $2.3 million, respectively, in expense support from the Adviser pursuant to the Expense Support Agreement. Such expenses may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation)

Net realized gain (loss) and unrealized appreciation (depreciation) for the three months ended March 31, 2026 and 2025 were comprised of the following:

	Three months ended March 31,
	2026	2025
Net realized gain (loss) on investments	$278	$957
Net realized gain (loss) on foreign currency transactions	3	—
Net realized gain (loss) on investment transactions	$281	$957
Net unrealized appreciation (depreciation) on investments	$(1,874)	$(1,342)
Net unrealized appreciation (depreciation) foreign currency translation	(6)	—
Net unrealized gain (loss) on investment transactions	$(1,880)	$(1,342)
Net realized gain (loss) on extinguishment of debt	$—	$—

For the three months ended March 31, 2026 and 2025, we had a net realized gain of $0.3 million and $1.0 million, respectively. For the three months ended March 31, 2026 and 2025, we had net realized gain on foreign currency translation of $3 thousand and $0, respectively.

For the three months ended March 31, 2026 and 2025, we recognized gross unrealized appreciation on investments of $0.7 million and $0.1 million, respectively and a gross unrealized depreciation of $(2.6) million and $(1.4) million, respectively on investments. For the three months ended March 31, 2026 and 2025, we had net unrealized depreciation on foreign currency translation of $(6) thousand and $0, respectively.

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

Debt

From time to time, we may enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. As of March 31, 2026, the maximum aggregate capacity on all of our facilities was $1.3 billion, with total borrowings outstanding of $718.5 million. As of December 31, 2025, the maximum aggregate capacity on all of our facilities was $1.3 billion, with total borrowings outstanding of $863.2 million. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. We consider our unfunded commitments carefully for the purpose of planning our ongoing financial leverage.

As of March 31, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements.

As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $718.5 million and $863.2 million, respectively, of debt outstanding under all of our borrowing facilities. We believe that our current cash and cash equivalents on hand, our available borrowing capacity under all of our borrowing facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

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

On May 1, 2025, we entered into Amendment No. 4 to the SocGen ABL Facility (the “Amendment No. 4 to SocGen ABL Facility”). The Amendment No. 4 to SocGen ABL Facility provided for, among other things, an extension of the Facility Termination Date of the SocGen ABL Facility from October 18, 2029 to October 18, 2032 and revised the margin applicable to borrowings under the SocGen ABL Facility from 2.50% after the expiration of the revolving period to 2.50% after the expiration of the revolving period until October 18, 2029, and 3.0% thereafter.

On October 23, 2025, we entered into that certain Amendment No. 5 to the SocGen ABL Facility (the “Amendment No. 5 to SocGen ABL Facility”). The Amendment No. 5 to SocGen ABL Facility provided for, among other things, an increase in the aggregate commitments of the lenders under the SocGen ABL Facility from $400.0 million to $500.0 million, a revision of the margin applicable to borrowings under the facility from 2.05% to 1.90% during the revolving period, and from 2.50% to 2.25% after the revolving period, and an extension of each of the revolving period and the facility maturity date by one year.

The SocGen ABL Facility is secured by all of the assets held by PCIF Vigilant. The SocGen ABL Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

We may borrow amounts in U.S. dollars or certain other currencies. As of March 31, 2026, we had outstanding debt denominated in Euros (EUR) $10.6 million on the SocGen ABL Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in Euros (EUR) $10.6 million on the SocGen ABL Facility, included in the outstanding principal amount in the table below.

As of March 31, 2026 and December 31, 2025, we had outstanding debt of $325.3 million and $454.3 million, respectively, under the SocGen ABL Facility.

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

During the period commencing on the Effective Date and ending on the earlier of the Stated Maturity Date and the date of termination of the revolving commitments under the SocGen Subline Facility, we are required to pay an annual non-use fee of 30 basis points (0.30%), payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

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

As of March 31, 2026 and December 31, 2025, we had outstanding debt of $0 and $0 million, respectively, under the SocGen Subline Facility.

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

As of March 31, 2026 and December 31, 2025, we had outstanding debt of $204.4 million and $217.7 million, respectively, under the Natixis Revolving Credit Facility.

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

On December 8, 2025, we entered into Amendment No. 1 to the Natixis ABL Facility (the “Amendment No. 1 to Natixis ABL Facility”). The Amendment No. 1 to Natixis ABL Facility provided for, among other things, an increase in the aggregate commitments of the lenders under the Credit Agreement from $250.0 million to $350.0 million, and a revision of the margin applicable to borrowings in excess of the initial $250.0 million commitment under the Credit Agreement from 1.95% per annum to 1.90% per annum.

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

As of March 31, 2026 and December 31, 2025, we had outstanding debt of $188.8 million and $191.3 million, respectively, under the Natixis ABL Facility.

For further details, see Note 6 “Borrowings” to our consolidated financial statements for information on our debt.

The majority of the proceeds received from the sale of loan investments to AGL EPCI I during the first quarter of 2026 was used to repay outstanding amounts under the Company’s various credit facilities. As a result, the Company believes that the AGL EPCI I structure will provide additional flexibility to manage its balance sheet while maintaining exposure to private credit investments.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes amounts in reserve to fund draws on our credit borrowing facilities.

Net Assets

As of March 31, 2026 and December 31, 2025, our total net assets were $531.5 million and $533.0 million, respectively, and the net asset values per share were $23.33 and $23.40, respectively.

For further details, see Note 8 “Net Assets” to our consolidated financial statements for information on our Net Assets.

Equity Activity

As of March 31, 2026 and December 31, 2025, we had aggregate capital commitments with third-party investors of $1.3 billion and $1.3 billion, respectively.

The following table summarizes equity activity for the three months ended March 31, 2026 and 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/29/2026	806	$23.52	$18
Total		806		$18

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Total		1,991,398		$50,004

Share Repurchase Program

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed – and are not expected in the future to be listed – on a stock exchange or other securities market. In addition, our strategy does not contemplate the future winding up or liquidation of the Company. As such, we use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Common Shares in any particular quarter in our Board's discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and to invest across different market environments. This may reduce the risk of us being a forced seller of assets in market downturns compared to non-perpetual funds.

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

Beginning no later than October 21, 2028, and at the discretion of the Board, we intend to commence the Share Repurchase Program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment, it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

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

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for Share repurchases, we intend to maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us or non-participating shareholders as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our Common Shares is in the best interests of us as a whole, then we may choose to offer to repurchase fewer Common Shares than described above, or none at all.

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

If we undergo a listing or merge into a listed company, in accordance with the terms of the Subscription Agreement pertaining to the private placement, investors will be required to agree to certain lockup and manner-of-sale restrictions with respect to their Common Shares. In particular, shareholders would be restricted from transferring any Common Shares for 180 days. The lock-up would apply to all Common Shares acquired prior to such listing or merger but would not apply to any shares acquired after and pursuant to the Company’s “opt out” DRIP. If the Company undergoes a listing, the Share Repurchase Program will trigger a Reinvestment Pause Period in favor of less proscriptive repurchases.

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

In addition to these agreements, we and the Adviser have been granted the Order from the SEC that permits us to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates (“Affiliated Funds”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We have filed an application for a new exemptive relief to apply for more flexible co-investment conditions which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain regulated funds and Affiliated Funds. There can be no assurance that we will obtain such new exemptive relief from the SEC. Additionally, affiliates of the Abu Dhabi Investment Authority (“ADIA”) have investments in us and the Adviser. As such, ADIA has an indirect interest in a portion of the fees paid by us to the Adviser.

Recent Developments

Distributions

On April 30, 2026, we paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.60 per share. The distribution was declared on March 30, 2026, to shareholders of record on March 30, 2026.

Additional Investments

Subsequent to March 31, 2026, we committed to the following additional investment transactions, representing aggregate commitments of approximately $44.2 million. These investments carry a weighted average spread of 5.2% and a weighted average loan-to-value ratio of 49.1%, based upon portfolio company financial statements.

Investments	Reference Rate and Spread	Acquisition Date	Maturity Date	Commitment ($)	Initial Funded Par ($)
Non-controlled/Non-affiliated
Debt investments
Electrical Equipment
Edition Holdings, Inc.	SOFR + 4.50%	4/15/2026	12/18/2032	$4,185	$4,185

Transportation Infrastructure
AWP group Holdings, Inc.	SOFR + 5.25%	4/17/2026	12/22/2032	40,000	34,543

Total debt investments				$44,185	$38,728

AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On May 7, 2026, AGL EPCI I closed Amendment No. 1 to the JV Credit Agreement, securing commitments to increase its wholly-owned subsidiary’s existing third-party credit facility by $50 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies discussed in the Registration Statement. Our critical accounting policies should be read in connection with the risk factors described our the Annual Report on Form 10-K.

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “Item 1A. – Risk Factors” of our Annual Report on Form 10-K.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value based on the input of our management and audit committee and the independent valuation firm that has been engaged at the direction of our Board of Trustees to assist in the valuation of each portfolio investment without a readily available market quotation. The Board of Trustees has designated the Adviser as its “Valuation Designee” pursuant to Rule 2a-5 under the 1940 Act. In that role, the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board of Trustees. Even though the Company’s Board of Trustees designated the Company’s Adviser as “Valuation Designee,” the Board of Trustees continues to be responsible for overseeing the processes for determining fair valuation.

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

As of March 31, 2026, 100% of our debt portfolio investments bore interest at variable rates, which are usually SOFR-based and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly, quarterly, semiannual or annual basis, and substantially all of these interest rates are subject to certain floors. Our borrowing facilities bear interest at a Term SOFR or a Base Rate, in each case plus an applicable margin for borrowings that reference Term SOFR.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$24,671	$14,369	$10,302
Up 100 basis points	$12,336	$7,185	$5,151
Up 50 basis points	$6,168	$3,592	$2,576
Down 50 basis points	$(6,168)	$(3,592)	$(2,576)
Down 100 basis points	$(12,336)	$(7,185)	$(5,151)
Down 200 basis points	$(24,621)	$(14,369)	$(10,252)

Under the oversight of our Board of Trustees, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of March 31, 2026, we had not entered into any interest rate hedging agreements.

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Neither the Company nor the Adviser is currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

In addition to information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 12, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We invest through a joint venture and could enter into additional joint ventures in the future.

We have entered into a joint venture and from time to time, we could hold a portion of our investments through partnerships, additional joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner could become bankrupt or could at any time have economic or business interests or goals that are inconsistent with ours, the risk that a joint venture partner could be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner could have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law.  In addition, we could, in certain cases, be liable for actions of our joint venture partners. The joint venture in which we participate could sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which could reduce our return on equity. Additionally, our joint venture investments could be held on an unconsolidated basis and at times could be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. We do not intend to create or acquire primary control of any entity that primarily engages in investment activities in securities and other assets other than joint ventures or entities wholly-owned by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Index

Exhibit Number	Description
10.1

Limited Liability Company Agreement of AGL Enhanced PC Income I LLC, dated as of March 9, 2026, by and among AGL Private Credit Income Fund, VCOP Holdings 1002 LP and PEX Holdings 1010 LP.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on March 13, 2026).

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

AGL Private Credit Income Fund

Date: May 8, 2026	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: May 8, 2026	By:	/s/ Edward Gilpin
Name: Edward Gilpin
Title: Chief Financial Officer