Form 10-Q
period 2026-06-30
AGL Private Credit Income Fund
filed 2026-08-05
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2026, the registrant had 24,071,111 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART II

Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68
Item 6.	Exhibits	69

SIGNATURES	70

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

AGL Private Credit Income Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost/amortized cost of $1,233,368 and $1,350,788, respectively)	$1,233,137	$1,355,641
Non-controlled, affiliated investments (cost/amortized cost of $23,275 and $0, respectively)	23,730	—
Total investments at fair value (cost/amortized cost of $1,256,643 and $1,350,788, respectively)	1,256,867	1,355,641
Cash and cash equivalents	2,293	3,328
Restricted cash and cash equivalents	26,823	26,542
Interest receivable	7,181	10,116
Dividend income receivable	815	—
Open trade receivable	914	17,024
Receivable from Adviser	16,682	12,626
Other assets	386	718
Total Assets	$1,311,961	$1,425,995
Liabilities
Debt (net of deferred financing costs of $7,988 and $8,788, respectively)	$709,671	$854,451
Interest payable	7,058	8,850
Base management fees payable	1,677	1,573
Incentive Fee on income payable	2,116	2,036
Distributions payable	13,668	12,796
Payable to Adviser	10,865	8,756
Payable to Affiliate	6,642	4,580
Total Liabilities	751,697	893,042
Commitments and contingencies (Note 7)
Net Assets
Common Shares, $0.001 par value, unlimited shares authorized, 24,070,248 and 22,778,837 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	24	23
Additional paid-in capital	594,978	564,940
Accumulated distributable earnings (losses)	(34,738)	(32,010)
Total Net Assets	560,264	532,953
Total Liabilities and Net Assets	$1,311,961	$1,425,995
Net asset value per share	$23.28	$23.40

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$27,948	$17,149	$58,424	$30,552
Payment-in-kind interest income	711	198	1,208	328
Fee income	972	500	1,024	500
Total investment income from non-controlled, non-affiliated investments	29,631	17,847	60,656	31,380
From non-controlled/affiliated company investments:
Dividend income	815	—	815	—
Total investment income from non-controlled, affiliated investments	815	—	815	—
Total investment income	30,446	17,847	61,471	31,380
Expenses:
Interest and other financing expenses	11,241	8,048	24,287	14,747
Base management fees	1,677	894	3,338	1,586
Incentive Fee on income	2,116	1,086	4,089	1,854
Capital gain incentive fees	—	25	—	55
Offering costs	—	238	—	473
Administrative service fees	1,031	930	2,062	1,850
Professional fees	766	577	1,601	711
Board of trustee fees	120	124	240	239
Other general expenses	647	645	1,288	1,499
Total expenses	17,598	12,567	36,905	23,014
Capital gain incentive fee waived	—	—	—	(30)
Expense reimbursement	(1,960)	(2,300)	(4,055)	(4,557)
Net expenses	15,638	10,267	32,850	18,427
Net investment income	14,808	7,580	28,621	12,953
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	13	—	291	957
Foreign currency transactions	—	—	3	—
Net realized gain (loss) on investment transactions	13	—	294	957
Net change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	(2,819)	826	(4,693)	(516)
Non-controlled, affiliated investments	455	—	455	—
Translation of assets and liabilities in foreign currencies	(63)	—	(69)	—
Net change in unrealized appreciation (depreciation) on investment transactions	(2,427)	826	(4,307)	(516)
Net gain (loss) on investment transactions	(2,414)	826	(4,013)	441
Net increase (decrease) in net assets resulting from operations	$12,394	$8,406	$24,608	$13,394
Per Common Share Data
Basic and diluted earnings per Common Share	$0.54	$0.74	$1.08	$1.32
Basic and diluted weighted average Common Shares outstanding	22,851,080	11,365,306	22,815,434	10,124,164

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations
Net investment income	$14,808	$7,580	$28,621	$12,953
Net realized gain (loss) on investments	13	—	291	957
Net realized gain (loss) on foreign currency transactions	—	—	3	—
Net change in unrealized appreciation (depreciation) on investments	(2,364)	826	(4,238)	(516)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(63)	—	(69)	—
Net increase (decrease) in net assets resulting from operations	12,394	8,406	24,608	13,394

Distributions to shareholders
Common Shares issued in connection with dividend reinvestment plan	21	10	39	14
Distributions declared	(13,668)	(7,418)	(27,336)	(13,724)
Net increase (decrease) in net assets resulting from distributions to shareholders	(13,647)	(7,408)	(27,297)	(13,710)

Capital share transactions
Issuance of Common Shares	30,000	100,000	30,000	150,000
Net increase (decrease) in net assets resulting from capital share transactions	30,000	100,000	30,000	150,000
Total increase (decrease) in net assets during the period	28,747	100,998	27,311	149,684
Net assets at beginning of period	531,517	269,468	532,953	220,782
Net assets at end of period	$560,264	$370,466	$560,264	$370,466
Net asset value per share	$23.28	$25.12	$23.28	$25.12
Common Shares outstanding at end of period	24,070,248	14,748,698	24,070,248	14,748,698

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Cash Flows (unaudited)

(In thousands, except share and per share amounts)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,608	$13,394
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(291)	(957)
Net realized (gain) loss on foreign currency transactions	(3)	—
Net change in unrealized (appreciation) depreciation on investments	4,238	516
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	69	—
Net accretion of discount and amortization of premium	(2,134)	(532)
Amortization of deferred financing costs	981	1,580
Amortization of offering costs	—	473
Payments for purchase of investments	(249,308)	(395,450)
Proceeds from sale of investments and principal repayments	347,005	32,071
Payment-in-kind interest capitalized	(1,130)	(193)
Changes in operating assets and liabilities:
Interest receivable	2,935	(3,687)
Dividend income receivable	(815)	—
Receivable from Adviser	(4,056)	(4,557)
Open trade receivable	16,110	—
Other assets	332	(161)
Interest payable	(1,792)	886
Base management fees payable	104	631
Incentive Fee on income payable	80	721
Capital gain incentive fees payable	—	25
Payable to Adviser	2,109	1,928
Payable to Affiliate	2,062	1,850
Net cash provided by (used for) operating activities	141,104	(351,462)
Cash flows from financing activities:
Debt borrowings	234,584	841,100
Debt repayments	(379,836)	(707,696)
Capitalized debt issuance costs paid	(181)	(2,605)
Proceeds from issuance of Common Shares	30,000	150,000
Distributions paid	(26,425)	(8,793)
Net cash provided by (used in) financing activities	(141,858)	272,006
Cash and cash equivalents and restricted cash and cash equivalents
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(754)	(79,456)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	29,870	136,541
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$29,116	$57,085
Supplemental disclosures of non-cash information
Cash paid for interest	$25,096	$11,702
Shares issued in connection with dividend reinvestment plan	$39	$14

See accompanying notes to consolidated financial statements

The following table presents cash and cash equivalents and restricted cash and cash equivalents by category within the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,293	$3,328
Restricted cash and cash equivalents	26,823	26,542
Cash and cash equivalents and restricted cash and cash equivalents	$29,116	$29,870

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited)

June 30, 2026

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	12/23/2024	12/3/2031	$—	$(35)	$(61)	0.0%	*(6)(7)(8)(9)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	8.86%	12/2/2024	12/3/2031	44,313	43,708	43,870	7.8%	*3a(6)(7)(9)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.41%	7/24/2025	7/24/2032	1,692	1,669	1,676	0.3%	*3b(6)(8)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.75%	-	7/24/2025	7/24/2032	—	(49)	(43)	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 4.75%	6.14% cash / 2.88% PIK	7/24/2025	7/24/2032	34,161	33,865	33,905	6.1%	*3b(6)

						80,166	79,158	79,347	14.2%

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.91%	11/1/2024	11/3/2031	20,000	19,836	19,950	3.6%	*3b(6)

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(11)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	6/13/2025	6/14/2032	—	(6)	—	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.23%	6/13/2025	6/14/2032	13,496	13,441	13,496	2.4%	*3b(6)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.16%	1/31/2025	2/2/2032	7,302	7,270	7,253	1.3%	*3b(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/31/2025	2/2/2032	—	(10)	(19)	0.0%	*(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 4.50%	5.91% cash / 2.75% PIK	1/31/2025	2/2/2032	21,587	21,539	21,479	3.8%	*3b(6)
Thompson Safety LLC	First Lien Revolving Loan	PRIME + 5.00%	10.75%	6/25/2025	6/25/2032	222	209	214	0.0%	*3b(6)(8)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/25/2025	6/25/2032	2,230	2,155	2,219	0.4%	*3b(6)(8)

						44,837	44,587	44,642	7.9%

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.38%	5/8/2025	12/14/2028	10,414	10,327	10,362	1.8%	*3c(6)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.38%	5/8/2025	12/14/2028	10,361	10,287	10,309	1.8%	*3c(6)

						20,775	20,614	20,671	3.6%

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.72%	4/29/2025	10/24/2030	39,335	39,022	38,941	7.0%	*3b(6)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	8.73%	4/29/2025	10/24/2030	20,143	19,977	19,941	3.6%	*3b(6)
Wrench Group LLC	First Lien Revolving Loan	SOFR + 4.75%	-	10/1/2025	9/3/2031	—	(26)	(30)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	10/1/2025	9/3/2032	—	(13)	(15)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	10/1/2025	9/3/2032	21,879	21,679	21,660	3.9%	*3b(6)

						81,357	80,639	80,497	14.5%

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.50%	-	4/16/2025	4/22/2032	—	(27)	(32)	0.0%	*(6)(8)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.50%	8.14%	4/16/2025	4/22/2032	44,097	43,789	43,766	7.8%	*3a(6)

						44,097	43,762	43,734	7.8%

Electrical Equipment
Maverick Power, LLC	First Lien Term Loan	SOFR + 5.00%	8.66%	11/4/2025	5/4/2031	57,194	55,901	56,479	10.1%	*3b(6)

Electrical Equipment
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	12/18/2025	12/20/2032	—	(12)	(68)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	8.15%	12/18/2025	12/20/2032	105	96	76	0.0%	*3a(6)(8)
Edition Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.14%	12/18/2025	12/20/2032	36,732	36,577	36,364	6.5%	*3a(6)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
						36,837	36,661	36,372	6.5%

Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.23%	7/24/2025	4/16/2032	41,166	37,303	35,275	6.3%	*3b

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.74%	3/31/2025	12/22/2027	10,439	10,353	10,428	1.9%	*3a(6)(8)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.98%	12/23/2024	9/17/2031	770	760	770	0.1%	*3b(6)(8)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	-	12/23/2024	9/17/2031	—	(9)	—	0.0%	*(6)(8)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	7.98%	10/21/2024	9/17/2031	10,102	10,041	10,102	1.8%	*3b(6)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	2/19/2025	2/19/2032	6,261	6,189	6,168	1.1%	*3b(6)(8)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.41%	2/19/2025	2/19/2031	3,053	3,010	2,983	0.5%	*3b(6)(8)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.42%	2/19/2025	2/19/2032	42,857	42,494	42,322	7.6%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/29/2025	5/29/2032	—	(8)	(6)	0.0%	*(6)(8)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	6.73% cash / 2.5% PIK	5/29/2025	5/29/2032	12,064	11,909	11,913	2.1%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	8.71%	5/29/2025	5/29/2030	224	204	203	0.0%	*3b(6)(8)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(9)	(22)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	9/2/2025	7/2/2030	—	(4)	(6)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.93%	9/2/2025	7/2/2030	6,068	6,046	6,023	1.1%	*3b(6)

						91,838	90,976	90,878	16.2%

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	12/23/2024	8/7/2031	—	(12)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	12/23/2024	8/7/2031	—	(29)	(23)	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	5/15/2025	8/7/2031	—	(45)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.64%	5/15/2025	8/7/2031	5,510	5,440	5,469	1.0%	*3a(6)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.64%	10/21/2024	8/7/2031	35,141	34,785	34,878	6.2%	*3a(6)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.39%	10/21/2025	4/2/2031	1,556	1,539	1,514	0.3%	*3a(6)(8)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	10/21/2025	4/2/2031	—	(11)	(26)	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.75%	8.39%	10/21/2025	4/2/2031	27,222	27,099	26,951	4.8%	*3a(6)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.42%	12/23/2024	6/27/2031	5,507	5,470	5,507	1.0%	*3b(6)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	12/23/2024	6/27/2031	—	(33)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.48%	10/21/2024	6/27/2031	53,160	52,842	53,160	9.5%	*3b(6)
Xifin, Inc.	First Lien Revolving Loan	SOFR + 4.75%	10.50%	8/5/2025	7/31/2031	231	226	231	0.0%	*(6)(8)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.48%	8/5/2025	7/31/2031	12,588	12,561	12,588	2.2%	*3b(6)

						140,915	139,832	140,249	25.0%

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	-	7/29/2025	7/29/2031	—	(18)	—	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	9.14%	7/29/2025	7/29/2031	505	483	492	0.1%	*3a(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.17%	7/29/2025	7/29/2031	20,361	20,117	20,208	3.6%	*3b(6)
Invited, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	6/9/2026	6/9/2032	—	(19)	(18)	0.0%	*3b(6)(8)
Invited, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	6/9/2026	6/9/2032	—	(54)	(54)	0.0%	*3b(6)(8)
Invited, Inc.	First Lien Term Loan	SOFR + 5.25%	8.98%	6/9/2026	6/9/2032	53,442	52,911	52,911	9.4%	*3b(6)

						74,308	73,420	73,539	13.1%

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.23%	12/23/2024	9/29/2028	213	212	213	0.0%	*3b(6)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.24%	12/23/2024	9/29/2028	242	239	240	0.0%	*(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.23%	12/23/2024	9/29/2028	160	159	160	0.0%	*3b(6)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.23%	10/21/2024	9/29/2028	8,514	8,476	8,493	1.5%	*(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	-	2/23/2026	9/29/2028	—	(2)	—	0.0%	*3b(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	12/23/2024	8/25/2028	—	(42)	—	0.0%	*3b(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	10/21/2024	8/25/2028	24,135	24,098	24,135	4.3%	*3b(6)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	-	8/29/2025	8/29/2032	—	(26)	(60)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	7.96%	8/29/2025	8/29/2032	1,421	1,398	1,394	0.2%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	7.99%	8/29/2025	8/29/2032	31,287	31,006	30,974	5.5%	*3b(6)

						65,972	65,518	65,549	11.5%

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(12)	(8)	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	1/9/2025	1/9/2032	—	(12)	(12)	0.0%	*3b(6)(8)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	8.73%	1/9/2025	1/9/2032	14,091	13,998	13,985	2.5%	*3b(6)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	9/12/2025	9/13/2032	—	(14)	(26)	0.0%	*3b(6)(8)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	9/12/2025	9/13/2032	36,252	36,089	35,981	6.4%	*(6)

						50,343	50,049	49,920	8.9%
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	9.89%	11/20/2024	11/20/2030	15,720	15,505	15,524	2.8%	*3a(6)

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.64%	8/13/2025	8/13/2030	19,838	19,691	19,639	3.5%	*(6)

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	12/23/2024	9/22/2028	—	(7)	—	0.0%	*3b(6)(8)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.66%	11/1/2024	9/22/2028	11,029	10,962	11,029	2.0%	*(6)

						11,029	10,955	11,029	2.0%

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	12/23/2024	10/17/2031	—	(43)	—	0.0%	*3b(6)(8)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.70%	10/21/2024	10/17/2031	30,956	30,642	30,956	5.5%	*(6)

						30,956	30,599	30,956	5.5%

Software
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	5/20/2025	6/21/2028	—	—	—	0.0%	*3b(6)(8)
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	5/20/2025	6/21/2029	39,798	39,798	39,798	7.1%	*3b(6)
Apple Bidco Holdings, Inc.	First Lien Delayed Drawn Term Loan	SOFR + 4.50%	-	1/22/2026	1/22/2033	—	(13)	(27)	0.0%	*(6)(8)
Apple Bidco Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	8.23%	1/22/2026	1/22/2033	848	837	831	0.1%	*3b(6)(8)
Apple Bidco Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.23%	1/22/2026	1/22/2033	18,040	17,955	17,905	3.2%	*3b(6)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.50%	-	8/13/2025	8/16/2032	—	(5)	(19)	0.0%	*3b(6)(8)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.50%	8.15%	12/24/2025	8/16/2032	9,220	9,155	9,151	1.6%	*3b(6)
Flexera Software LLC	First Lien Term Loan	EURIBOR + 4.50%	6.71%	8/15/2025	8/16/2032	10,601	12,388	12,029	2.1%	*(6)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.50%	8.15%	8/13/2025	8/16/2032	32,192	32,119	31,951	5.7%	*(6)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(8)	—	0.0%	*3a(6)(8)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	1/10/2025	1/12/2032	—	(9)	(6)	0.0%	*3a(6)(8)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.14%	1/10/2025	1/12/2032	13,628	13,591	13,594	2.4%	*3a(6)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.48%	10/2/2025	2/10/2028	1,134	1,129	1,131	0.2%	*(6)(8)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.48%	11/12/2024	2/10/2028	500	499	495	0.1%	*(6)(8)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	11/5/2024	2/10/2028	40,794	40,743	40,692	7.3%	*3b(6)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	10/14/2025	10/14/2032	—	(16)	(18)	0.0%	*3a(6)(8)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	-	10/14/2025	10/14/2031	—	(2)	(2)	0.0%	*(6)(8)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.64%	10/14/2025	10/14/2032	15,161	15,091	15,085	2.7%	*3a(6)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.23%	12/23/2024	8/29/2031	5,589	5,574	5,589	1.0%	*3b(6)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	-	12/23/2024	8/29/2031	—	(5)	—	0.0%	*3b(6)(8)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.23%	10/21/2024	8/29/2031	17,122	17,088	17,122	3.1%	*3b(6)

						204,627	205,909	205,301	36.6%

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.20%	10/21/2024	7/25/2028	35,625	35,436	35,536	6.3%	*3b(6)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	8.70%	9/25/2025	7/25/2028	8,413	8,326	8,302	1.5%	*3b(6)(8)

						44,038	43,762	43,838	7.8%

Trading Companies & Distributors
Radwell Parent, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.48%	3/2/2026	4/1/2030	2,029	2,024	2,024	0.4%	*3b(6)
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.48%	3/4/2026	4/1/2030	300	251	274	0.0%	*3a(6)(8)
Radwell Parent, LLC	First Lien Revolving Loan	SOFR + 4.75%	8.48%	3/2/2026	4/1/2030	531	527	526	0.1%	*(6)(8)
Radwell Parent, LLC	First Lien Term Loan #2	SOFR + 4.75%	8.48%	3/2/2026	4/1/2030	16,709	16,669	16,667	3.0%	*3b(6)
Radwell Parent, LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	3/2/2026	4/1/2030	8,666	8,645	8,644	1.5%	*(6)

						28,235	28,116	28,135	5.0%
Transportation Infrastructure
AWP Group Holdings, Inc.	First Lien Revolving Loan	SOFR + 5.25%	8.90% cash / 3.28% PIK	4/17/2026	12/22/2032	1,437	1,397	1,396	0.2%	*3b(6)(8)
AWP Group Holdings, Inc.	First Lien Term Loan	SOFR + 5.25%	6.27%	4/17/2026	12/22/2032	34,641	34,388	34,381	6.1%	*3a(6)

						36,078	35,785	35,777	6.3%

Total debt investments						1,240,326	1,228,578	1,227,301	218.7%

Non-controlled/Non-affiliated equity investments
Equity investments
Commercial Services & Supplies
Firebird Co-Invest L.P.	LP Interest			1/29/2025	N/A		4,790	5,836	1.0%	*(7)(8)(10)

Non-controlled/affiliated
Equity investments
Investment Funds
AGL EPCI I	LP Interest			3/25/2026	N/A		23,275	23,730	4.2%	(7)(10)

Total equity investments							28,065	29,566	5.2%

Total investments							1,256,643	1,256,867	223.9%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Government Institutional Fund			3.5%				24,419	24,419	4.4%	*
State Street Institutional Treasury Money Market Fund			3.2%				5	5	0.0%	*
Total money market funds							24,424	24,424	4.4%
Total investments and money market funds							$1,281,067	$1,281,291	228.3%
(1)
Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the majority of the Company's investments were non-controlled, non-affiliated investments, excluding the Company's investment in AGL EPCI I.
(2)
As of June 30, 2026, the Company had no portfolio company investments on non-accrual status.
(3)
Unless otherwise indicated, each loan contained a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of June 30, 2026, 96.7% (based on par) of debt securities contained floors which range between 0.50% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.65% as of June 30, 2026.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 3.73% as of June 30, 2026.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 3.85% as of June 30, 2026.
d.
Denotes that all or a portion of the contract was indexed to the 360-day Term SOFR which was 3.99% as of June 30, 2026.
e.
Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.32% as of June 30, 2026.

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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 5.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $29,566 or 5.3% of the Company’s net assets.
(11)
This investment is valued using observable inputs and is considered a Level 2 investment.
(12)
This investment is denominated in Euros.

* All or a portion of the investment collateralizes one or more of the Company's borrowing facilities (see Note 6 to accompanying notes to consolidated financial statements).

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited) (Continued)

June 30, 2026

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving and delayed draw loans. As of June 30, 2026, total unfunded commitments were $265,202.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	$6,026
AMI Buyer, Inc.	Revolving Loan	4,560
Anaplan, Inc.	Revolving Loan	3,022
Apple Bidco Holdings, Inc.	Delayed Drawn Term Loan	5,397
Apple Bidco Holdings, Inc.	Revolving Loan	1,465
AWP Group Holdings, Inc.	Revolving Loan	4,020
Chartis Group, LLC, The	Delayed Draw Term Loan	2,365
Chartis Group, LLC, The	Revolving Loan	1,570
Cliffwater LLC	Revolving Loan	4,235
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	1,362
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	7,260
Coding Solutions Acquisition, Inc.	Revolving Loan	3,060
Continental Buyer, Inc.	Delayed Draw Term Loan	3,630
Continental Buyer, Inc.	Revolving Loan	2,593
Cooper's Hawk Intermediate Holding, LLC	Delayed Draw Term Loan	1,768
Cooper's Hawk Intermediate Holding, LLC	Revolving Loan	1,263
Edition Holdings, Inc.	Delayed Draw Term Loan	6,795
Edition Holdings, Inc.	Revolving Loan	2,720
Elk Bidco, Inc.	Delayed Draw Term Loan	2,833
Elk Bidco, Inc.	Revolving Loan	2,550
Endor Purchaser, Inc.	Delayed Draw Term Loan	3,163
Endor Purchaser, Inc.	Revolving Loan	1,581
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	5,032
Firebird Acquisition Corp, Inc.	Revolving Loan	3,716
Flexera Software LLC	Revolving Loan	2,470
Galway Borrower LLC	Revolving Loan	521
Galway Borrower LLC	Term Loan	740
IG Investments Holdings, LLC	Revolving Loan	1,257
InhabitlQ, Inc.	Delayed Draw Term Loan	3,824
InhabitlQ, Inc.	Revolving Loan	2,390
Integrity Marketing Acquisition, LLC	Revolving Loan	9,247
Invited, Inc.	Delayed Draw Term Loan	3,623
Invited, Inc.	Revolving Loan	5,435
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	6,032
Koala Investment Holdings, Inc.	Revolving Loan	1,259
Mountain Parent, Inc.	Revolving Loan	5,889
MRI Software LLC	Delayed Draw Term Loan	918
MRI Software LLC	Revolving Loan	1,501
Navex Global Holdings Corporation	Delayed Draw Term Loan	7,121
Navex Global Holdings Corporation	Revolving Loan	368
OLO Parent, Inc.	Revolving Loan	3,404
Radwell Parent, LLC	Delayed Draw Term Loan	10,232
Radwell Parent, LLC	Revolving Loan	1,460
Saturn Sound Bidco Limited	Delayed Draw Term Loan	6,090
SimonMed, Inc.	Delayed Draw Term Loan	2,007
SimonMed, Inc.	Revolving Loan	2,498
Solis Mammography Buyer, Inc.	Delayed Draw Term Loan	1,196
Solis Mammography Buyer, Inc.	Revolving Loan	1,453
Spotless Brands, LLC	Delayed Draw Term Loan #2	13,888
Star Holdings Bidco, Inc.	Delayed Draw Term Loan	4,407
Star Holdings Bidco, Inc.	Revolving Loan	848
Superman Holdings, LLC	Revolving Loan	2,506
Thompson Safety LLC	Delayed Draw Term Loan	12,527
Thompson Safety LLC	Revolving Loan	1,256
Titan BW Borrower L.P.	Delayed Draw Term Loan	1,134
Titan BW Borrower L.P.	Revolving Loan	5,667
Wrench Group LLC	Delayed Draw Term Loan	2,999
Wrench Group LLC	Revolving Loan	2,999
Xifin, Inc.	Revolving Loan	2,075
Firebird Co-Invest L.P.	Equity	250
AGL Enhanced PC Income I LLC - Equity	Equity	51,725

		$265,202
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of June 30, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

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
(2)
As of December 31, 2025, the Company had no portfolio company investments on non-accrual status.
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

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares, per share data, percentages and as otherwise noted)

Note 1. Organization

AGL Private Credit Income Fund (the “Company”) was originally established as a Delaware limited partnership named AGL Private Credit Income Fund LP on January 18, 2024 (Date of Inception), and converted to a Delaware statutory trust on September 12, 2024. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act on October 11, 2024. On October 21, 2024, the Company purchased $176.0 million of assets pursuant to purchase agreements with each of the Financing Providers and commenced operations ("Commencement of Operations"). The Company is managed by AGL US DL Management LLC (the “Adviser”). The Adviser is an affiliate of AGL Credit Management LLC (“AGL”). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to its portfolio. The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2024 and intends to qualify as a RIC annually.

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

AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, the Company and certain vehicles managed by Vintage Strategies at Goldman Sachs Alternatives (“the Initial JV Member”) entered into an amended and restated limited liability company agreement for AGL EPCI I (the “A&R LLC Agreement”), an unconsolidated entity. On May 19, 2026, the Company, the Initial JV Member (together with the Joining Vintage Strategies Members (as defined below), collectively, “Vintage Strategies”) and a vehicle managed by the Alberta Investment Management Corporation (“AIMCo”) (each, a “Member,” and collectively, the “Members”) entered into a second amended and restated limited liability company agreement for AGL EPCI I (the “Second A&R LLC Agreement”). The Second A&R LLC Agreement reflects the admission of AIMCo and two additional vehicles managed by the Initial JV Member (the “Joining Vintage Strategies Members”) as Members of AGL EPCI I pursuant to a transfer by the Initial JV Member of an aggregate of $54,000 of its limited liability company interests in AGL EPCI I, with AIMCo acquiring from the Initial JV Member an aggregate of 13.64% of the limited liability company interests in AGL EPCI I, and the Joining Vintage Strategies Members acquiring from the Initial JV Member an aggregate of 4.33% of the limited liability company interests in AGL EPCI I. As of June 30, 2026, the Members intend to invest up to $300,000 in the aggregate in AGL EPCI I, with the Company investing up to $75,000, Vintage Strategies investing up to $184,091 and AIMCo investing up to $40,909. In addition, as of June 30, 2026, AGL EPCI I had secured $300,000 in third-party debt financing. AGL EPCI I principally focuses on U.S. senior secured, corporate direct lending, consistent with the Company’s core origination strategy. AGL EPCI I is currently managed by a six-member board, on which the Company and Vintage Strategies each have two representatives, AIMCo has one representative, and one board member who is independent of the Members and elected, designated and appointed by mutual written agreement of the Members. The Company, Vintage Strategies and AIMCo have a 25%, 61.36% and 13.64% economic ownership of AGL EPCI I, respectively. By virtue of their respective economic ownership interests, each Member indirectly bears an allocable share of all expenses and other obligations of AGL EPCI I.

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

On May 7, 2026, AGL EPCI I’s wholly-owned subsidiary closed Amendment No. 1 to the Credit Agreement, dated as of March 19, 2026 (the “JV Credit Agreement”), among AGL EPCI Ranger Funding LLC, as borrower (a wholly-owned subsidiary of AGL EPCI I), the lenders party thereto, Natixis, New York Branch, as the administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, as collateral administrator and as information agent and U.S. Bank National Association, as collateral custodian and as custodian, securing commitments to increase its wholly-owned subsidiary’s existing third-party credit facility by $50 million to $300 million.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries, PCIF Vigilant and PCIF Defender. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and highly liquid investments, including money market funds, not held for resale with original maturities of three months or less at the date of purchase. Cash consists of deposits held at a custodian bank and, at times, may exceed insured limits under applicable law. As of June 30, 2026 and December 31, 2025, the Company held money market accounts included in cash and cash equivalents of $1,407 and $2,598, respectively.

Restricted cash and cash equivalents

Restricted cash and cash equivalents includes amounts in reserve to fund draws on our credit borrowing facilities. As of June 30, 2026 and December 31, 2025, the Company held money market accounts included in cash and cash equivalents of $23,017 and $21,429, respectively.

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

If a portfolio company's valuation indicates the value of its PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. For the three and six months ended June 30, 2026, the Company had $711 and $1,208, respectively, of PIK interest income. For the three and six months ended June 30, 2025, the Company had $198 and $328, respectively, of PIK interest income.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, the Company had no portfolio company investments on non-accrual status.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2026 and 2025, excluding the Company's investment in AGL EPCI I, there were no securities generating dividend income nor distributions from LLCs or LPs. For the three and six months ended June 30, 2026, the Company recorded dividend income of $815 and $815, respectively, from the Company's investment in AGL EPCI I.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2026, the Company had $972 and $1,024, respectively, of fee income which was non-recurring. For the three and six months ended June 30, 2025, the Company had $500 and $500, respectively, of fee income which was non-recurring.

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

Distributions

The Company intends to declare and pay distributions on a quarterly basis. The Company has adopted an “opt out” DRIP pursuant to which shareholders can elect to “opt out” of reinvesting distributions in their Subscription Agreements. Absent “opt outs,” the Company reinvests all the distributions declared by the Board on behalf of participants. As a result, if the Board declares a distribution, then shareholders who have not elected to “opt out” of the DRIP will have their distributions automatically reinvested in additional Common Shares. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Board.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions through June 30, 2026. The Company's tax returns since inception remain subject to examination by U.S. federal and most state tax authorities.

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

For the three and six months ended June 30, 2026, the Base Management Fee incurred by the Company was $1,677 and $3,338, respectively. For the three and six months ended June 30, 2025, the Base Management Fee incurred by the Company was $894 and $1,586, respectively.

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

For the three and six months ended June 30, 2026, the Incentive Fees on income incurred by the Company were $2,116 and $4,089, respectively. For the three and six months ended June 30, 2025, the Incentive Fees on income incurred by the Company were $1,086 and $1,854, respectively.

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

The Incentive Fee on capital gains is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue an Incentive Fee on capital gains on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the base for the Incentive Fee on capital gains, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then U.S. GAAP requires the Company to accrue an incentive fee on capital gains equal to 12.5% of such amount, less the aggregate amount of the actual Incentive Fee on capital gains paid and Incentive Fee on capital gains accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the three and six months ended June 30, 2026, the Incentive Fee on capital gains under U.S. GAAP incurred by the Company was $0 and $0, respectively. For the three and six months ended June 30, 2025, the Incentive Fee on capital gains under U.S. GAAP incurred by the Company was $25 and $55, respectively.

The Adviser voluntarily has agreed to partially waive certain Incentive fee on capital gains. For the three and six months ended June 30, 2026, there was no Incentive Fee on capital gains by the Adviser. For the three and six months ended June 30, 2025, the Adviser waived Incentive Fee on capital gains of $0 and $30, respectively.

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

For the three and six months ended June 30, 2026, fees for allocated shared services under the Administration Agreement incurred by the Company were $1,031 and $2,062, respectively. For the three and six months ended June 30, 2025, fees for allocated shared services under the Administration Agreement incurred by the Company were $930 and $1,850, respectively. As of June 30, 2026 and December 31, 2025, $6,642 and $4,580, respectively, in administrative service fees were unpaid and were reflected in payable to affiliate as of June 30, 2026.

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

For the three and six months ended June 30, 2026, the expense reimbursements recognized by the Company were $1,960 and $4,055, respectively. For the three and six months ended June 30, 2025, the expense reimbursements recognized by the Company were $2,300 and $4,557, respectively. Since inception, the Adviser has elected to permanently waive its right to reimbursement of $3,539 under the Expense Support Agreement.

Co-Investment Relief

The Company and the Adviser have received an exemptive order from the SEC (the “Order”) that permits the Company and the Adviser, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates (“Affiliated Funds”), subject to certain terms and conditions. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Even though the Company and any Affiliated Fund co-invest in the same securities, any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating funds. To mitigate these conflicts, the Adviser and its Affiliated Funds participating in transactions under the Order will seek to allocate such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis and in accordance with their respective allocation policies, and the other applicable conditions of the Order. If the Adviser determines that an investment is not appropriate for the Company, the investment will not be allocated to the Company. On a quarterly basis, the Adviser will provide the Board with reports or other information requested by the Board related to the Company’s participation in co-investment transactions and a summary of related matters, if any, deemed significant that may have arisen during the relevant period.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost/amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt(1)	$1,228,578	$1,227,301	97.6%	$1,345,998	$1,350,326	99.6%
Equity	28,065	29,566	2.4	4,790	5,315	0.4
Total	$1,256,643	$1,256,867	100.0%	$1,350,788	$1,355,641	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at cost/amortized cost and fair value as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$79,158	$79,347	6.3%	$101,363	$102,013	7.6%
Automobile Components	19,836	19,950	1.6	24,781	25,000	1.8
Commercial Services & Supplies	49,377	50,478	4.0	59,726	60,572	4.5
Containers & Packaging	20,614	20,671	1.6	23,670	23,760	1.8
Diversified Consumer Services	80,639	80,497	6.4	102,751	103,133	7.6
Diversified Financial Services	43,762	43,734	3.5	58,435	58,435	4.3
Electrical Equipment	55,901	56,479	4.5	63,412	64,025	4.7
Energy Equipment & Services	36,661	36,372	2.9	27,653	27,653	2.0
Health Care Equipment & Supplies	37,303	35,275	2.8	44,927	43,750	3.2
Health Care Providers & Services	90,976	90,878	7.2	111,125	111,598	8.2
Health Care Technology	139,832	140,249	11.2	157,982	158,976	11.7
Hotels, Restaurants & Leisure	73,420	73,539	5.9	20,213	20,236	1.5
Insurance	65,518	65,549	5.2	76,743	77,108	5.7
Investment Funds	23,275	23,730	1.9	—	—	—
IT Services	50,049	49,920	4.0	63,241	63,363	4.7
Machinery	15,505	15,524	1.2	68,320	68,606	5.1
Personal Care Products	19,691	19,639	1.6	24,797	24,688	1.8
Professional Services	10,955	11,029	0.9	15,450	15,576	1.1
Semiconductors & Semiconductor Equipment	30,599	30,956	2.5	42,786	43,323	3.2
Software	205,909	205,301	16.3	211,348	211,518	15.6
Specialty Retail	43,762	43,838	3.5	52,065	52,308	3.9
Trading Companies & Distributors	28,116	28,135	2.2	—	—	—
Transportation Infrastructure	35,785	35,777	2.8	—	—	—
Total	$1,256,643	$1,256,867	100.0%	$1,350,788	$1,355,641	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of a portfolio company’s business.

	As of June 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,212,970	$1,213,058	96.5%	$1,291,499	$1,295,805	95.6%
United Kingdom	43,673	43,809	3.5	59,289	59,836	4.4
Total	$1,256,643	$1,256,867	100.0%	$1,350,788	$1,355,641	100.0%

Investment in AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, the Company and the Initial JV Member entered into the A&R LLC Agreement for AGL EPCI I. On May 19, 2026, the Company, Vintage Strategies and AIMCo entered into the Second A&R LLC Agreement, which reflects the admission of AIMCo and the Joining Vintage Strategies Members as Members of AGL EPCI I pursuant to a transfer by the Initial JV Member of an aggregate of $54,000 of its limited liability company interests in AGL EPCI I, with AIMCo acquiring from the Initial JV Member an aggregate of 13.64% of the limited liability company interests in AGL EPCI I, and the Joining Vintage Strategies Members acquiring from the Initial JV Member an aggregate of 4.33% of the limited liability company interests in AGL EPCI I. As of June 30, 2026, the Members intend to invest up to $300,000 in the aggregate in AGL EPCI I, with the Company investing up to $75,000, Vintage Strategies investing up to $184,091 and AIMCo investing up to $40,909. In connection with the formation of AGL EPCI I, the Company contributed $21,275 of equity capital and sold certain loan investments with an aggregate fair value of $230,096 to AGL EPCI I. The transaction was executed as part of the Company’s capital management strategy and resulted in a reduction of outstanding borrowings through the use of sale proceeds. The Company holds a 25% economic interest in AGL EPCI I. Its investment in AGL EPCI I is not consolidated on the Company’s financial statements and is carried at the fair value of its equity interest therein. As of June 30, 2026, the Company had an unfunded equity commitment of $51,725 to AGL EPCI I. See Note 1 for additional information regarding the structure and governance of AGL EPCI I.

Below is certain summarized financial information for AGL EPCI I as of and for the three months ended June 30, 2026 and for the period from March 25, 2026 (Commencement of Operations) to June 30, 2026:

June 30, 2026

Assets
Investments at fair value (cost/amortized cost of $255,446)	$254,865
Cash, restricted cash and cash equivalents	4,980
Other assets	1,312
Total Assets	$261,157
Liabilities
Debt (net of deferred financing costs of $1,904)	$162,980
Interest payable	2,290
Distributions payable	3,000
Other liabilities	317
Total Liabilities	168,587
Members' equity	$92,570
Total Liabilities and members' equity	$261,157

	For the three months ended June 30, 2026	For the period from March 25, 2026 (Commencement of Operations) to June 30, 2026

Investment income
Interest income	$5,331	$5,744
Other income	4	22
Total investment income	5,335	5,766
Expenses:
Interest and other financing expenses	2,174	2,342
Other expenses	293	373
Total expenses	2,467	2,715
Net investment income	2,868	3,051
Net change in unrealized appreciation (depreciation) from investments	(381)	(581)
Net increase (decrease) in net assets resulting from operations	$2,487	$2,470

AGL EPCI I Portfolio as of June 30, 2026

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	3/25/2026	12/3/2031	$—	$—	$(29)	(2)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	8.86%	3/25/2026	12/3/2031	16,077	15,961	15,916	(2)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.41%	3/25/2026	7/24/2032	440	438	436	(2)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.75%	-	3/25/2026	7/24/2032	—	(11)	(11)	(2)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 4.75%	6.14% cash / 2.88% PIK	3/25/2026	7/24/2032	8,808	8,747	8,742	(2)
						25,325	25,135	25,054

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.91%	3/25/2026	11/3/2031	5,000	5,000	4,988	(2)

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	3/25/2026	6/14/2032	—	—	—	(2)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	3/25/2026	6/14/2032	—	—	—	(2)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.23%	3/25/2026	6/14/2032	4,274	4,274	4,274	(2)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.16%	3/25/2026	2/2/2032	2,523	2,523	2,505	(2)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	3/25/2026	2/2/2032	—	—	(6)	(2)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 4.50%	5.91% cash / 2.75% PIK	3/25/2026	2/2/2032	7,458	7,457	7,420	(2)
Thompson Safety LLC	First Lien Revolving Loan	PRIME + 5.00%	10.75%	3/25/2026	6/25/2032	41	40	40	(2)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.67%	3/25/2026	6/25/2032	412	410	410	(2)
						14,708	14,704	14,643

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.38%	3/25/2026	12/14/2028	1,496	1,489	1,489	(2)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.38%	3/25/2026	12/14/2028	1,489	1,482	1,481	(2)
						2,985	2,971	2,970

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.72%	3/25/2026	10/24/2030	14,875	14,806	14,726	(2)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	8.73%	3/25/2026	10/24/2030	5,053	5,029	5,002	(2)
Wrench Group LLC	First Lien Revolving Loan	SOFR + 4.75%	-	6/26/2026	9/3/2031	—	(7)	(8)	(2)
Wrench Group LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	-	6/26/2026	9/3/2032	—	(4)	(4)	(2)
Wrench Group LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	6/26/2026	9/3/2032	5,483	5,429	5,428	(2)
						25,411	25,253	25,144

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.50%	-	3/25/2026	4/22/2032	—	(10)	(10)	(2)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.50%	8.14%	3/25/2026	4/22/2032	14,531	14,423	14,422	(2)
						14,531	14,413	14,412

Electrical Equipment
Maverick Power, LLC	First Lien Term Loan	SOFR + 5.00%	8.66%	3/25/2026	5/4/2031	7,481	7,388	7,387	(2)

Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.23%	3/25/2026	4/16/2032	8,459	7,110	7,247	(2)

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.74%	3/25/2026	12/22/2027	633	633	632	(2)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.98%	3/25/2026	9/17/2031	259	259	259	(2)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	-	3/25/2026	9/17/2031	—	—	—	(2)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	7.98%	3/25/2026	9/17/2031	3,399	3,399	3,399	(2)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.42%	3/25/2026	2/19/2032	2,200	2,183	2,167	(2)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.41%	3/25/2026	2/19/2031	1,072	1,059	1,048	(2)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.42%	3/25/2026	2/19/2032	15,058	14,953	14,870	(2)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	3/25/2026	5/29/2032	—	—	(2)	(2)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	6.73% cash / 2.5% PIK	3/25/2026	5/29/2032	4,042	4,014	3,992	(2)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	8.71%	3/25/2026	5/29/2030	75	71	68	(2)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	-	3/25/2026	7/2/2030	—	—	(6)	(2)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	-	3/25/2026	7/2/2030	—	(1)	(2)	(2)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.93%	3/25/2026	7/2/2030	1,603	1,599	1,591	(2)
						28,341	28,169	28,016

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	3/25/2026	8/7/2031	—	—	—	(2)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	3/25/2026	8/7/2031	—	(2)	(6)	(2)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	3/25/2026	8/7/2031	—	—	—	(2)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.64%	3/25/2026	8/7/2031	1,363	1,360	1,353	(2)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.64%	3/25/2026	8/7/2031	8,695	8,675	8,630	(2)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.39%	3/25/2026	4/2/2031	444	441	432	(2)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	3/25/2026	4/2/2031	—	(3)	(7)	(2)
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.75%	8.39%	3/25/2026	4/2/2031	7,778	7,743	7,700	(2)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.42%	3/25/2026	6/27/2031	313	313	313	(2)

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	-	3/25/2026	6/27/2031	—	—	—	(2)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.48%	3/25/2026	6/27/2031	3,022	3,022	3,022	(2)
Xifin, Inc.	First Lien Revolving Loan	SOFR + 4.75%	10.50%	3/25/2026	7/31/2031	77	77	77	(2)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.48%	3/25/2026	7/31/2031	4,208	4,208	4,208	(2)
						25,900	25,834	25,722

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	-	3/25/2026	7/29/2031	—	—	—	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	9.14%	3/25/2026	7/29/2031	21	20	21	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.17%	3/25/2026	7/29/2031	848	838	841	(2)
						869	858	862

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.23%	3/25/2026	9/29/2028	66	66	66	(2)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.24%	3/25/2026	9/29/2028	75	75	75	(2)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.23%	3/25/2026	9/29/2028	50	50	49	(2)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.23%	3/25/2026	9/29/2028	2,635	2,635	2,628	(2)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	-	3/25/2026	9/29/2028	—	—	—	(2)
Integrity Marketing Acquisition, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	3/25/2026	8/25/2028	—	—	—	(2)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.67%	3/25/2026	8/25/2028	2,160	2,160	2,160	(2)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	-	3/25/2026	8/29/2032	—	(7)	(15)	(2)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	7.96%	3/25/2026	8/29/2032	355	352	349	(2)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	7.99%	3/25/2026	8/29/2032	7,822	7,784	7,743	(2)
						13,163	13,115	13,055

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	3/25/2026	1/9/2032	—	—	(3)	(2)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	3/25/2026	1/9/2032	—	—	—	(2)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	8.73%	3/25/2026	1/9/2032	4,472	4,461	4,438	(2)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	3/25/2026	9/13/2032	—	(3)	(6)	(2)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	3/25/2026	9/13/2032	8,737	8,697	8,672	(2)
						13,209	13,155	13,101
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	9.89%	3/25/2026	11/20/2030	3,980	3,942	3,930	(2)

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.64%	3/25/2026	8/13/2030	4,975	4,917	4,925	(2)

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	-	3/25/2026	9/22/2028	—	—	—	(2)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.66%	3/25/2026	9/22/2028	4,468	4,468	4,468	(2)
						4,468	4,468	4,468

Semiconductors & Semiconductor Equipment
AMI Buyer, Inc.	First Lien Revolving Loan	SOFR + 5.00%	-	3/25/2026	10/17/2031	—	—	—	(2)
AMI Buyer, Inc.	First Lien Term Loan	SOFR + 5.00%	8.70%	3/25/2026	10/17/2031	12,149	12,149	12,149	(2)
						12,149	12,149	12,149

Software
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	6/26/2026	6/21/2028	—	—	—	(2)
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.17%	3/25/2026	6/21/2029	6,027	6,027	6,027	(2)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.50%	-	3/25/2026	8/16/2032	—	(1)	(2)	(2)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.50%	8.15%	3/25/2026	8/16/2032	840	839	834	(2)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.50%	8.15%	3/25/2026	8/16/2032	2,934	2,928	2,912	(2)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	-	3/25/2026	1/12/2032	—	—	—	(2)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	-	3/25/2026	1/12/2032	—	—	(2)	(2)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.14%	3/25/2026	1/12/2032	3,422	3,422	3,414	(2)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.48%	3/25/2026	2/10/2028	176	176	176	(2)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.48%	3/25/2026	2/10/2028	78	77	77	(2)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	3/25/2026	2/10/2028	6,336	6,326	6,321	(2)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	-	3/25/2026	10/14/2032	—	(1)	(2)	(2)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	-	3/25/2026	10/14/2031	—	—	—	(2)
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.64%	3/25/2026	10/14/2032	1,339	1,332	1,332	(2)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.23%	3/25/2026	8/29/2031	883	882	883	(2)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	-	3/25/2026	8/29/2031	—	—	—	(2)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.23%	3/25/2026	8/29/2031	2,704	2,704	2,704	(2)
						24,739	24,711	24,674

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.20%	3/25/2026	7/25/2028	12,258	12,258	12,227	(2)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	8.70%	3/25/2026	7/25/2028	2,895	2,862	2,857	(2)
						15,153	15,120	15,084

Trading Companies & Distributors
Radwell Parent, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.48%	6/26/2026	4/1/2030	507	506	506	(2)
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.48%	6/26/2026	4/1/2030	75	68	68	(2)

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Radwell Parent, LLC	First Lien Revolving Loan	SOFR + 4.75%	8.48%	6/26/2026	4/1/2030	133	132	132	(2)
Radwell Parent, LLC	First Lien Term Loan #2	SOFR + 4.75%	8.48%	6/26/2026	4/1/2030	4,177	4,167	4,167	(2)
Radwell Parent, LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	6/26/2026	4/1/2030	2,166	2,161	2,161	(2)
						7,058	7,034	7,034

Total portfolio investments						$257,904	$255,446	$254,865

(1)
Unless otherwise indicated, each loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (“PRIME”) (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period.
a.
The 30-day Term SOFR was 3.65% as of June 30, 2026.
b.
The 90-day Term SOFR was 3.73% as of June 30, 2026.
c.
The 180-day Term SOFR was 3.85% as of June 30, 2026.
d.
The 360-day Term SOFR was 3.99% as of June 30, 2026.
(2)
This investment was held by both the Company and AGL EPCI I as of June 30, 2026.

Note 5. Fair Value Measurements

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements: As of June 30, 2026
Description	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Assets, at fair value:
First lien debt	$—	$35,275	$1,192,026	$—	$1,227,301
Equity	—	—	—	29,566	29,566
Money market funds	24,424	—	—	—	24,424
Total assets, at fair value:	$24,424	$35,275	$1,192,026	$29,566	$1,281,291

	Fair Value Measurements: As of December 31, 2025
Description	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Assets, at fair value:
First lien debt	$—	$43,750	$1,306,576	$—	$1,350,326
Equity	—	—	—	5,315	5,315
Money market funds	24,027	—	—	—	24,027
Total assets, at fair value:	$24,027	$43,750	$1,306,576	$5,315	$1,379,668

The Company accounts for its interest in AGL EPCI I as an investment measured at fair value on the Company’s Consolidated
Statement of Assets and Liabilities.

As of June 30, 2026 and December 31, 2025, investments with a fair value of $29,566 and $5,315, respectively, were excluded from the fair value hierarchy leveling table as the fair value of the investments were measured at NAV using NAV as a practical expedient.

As of June 30, 2026 and December 31, 2025, the Company held investments measured at fair value using the net asset value (“NAV”) practical expedient under ASC 820. These investments consisted of interests in limited partnerships that qualify as an investment company under ASC 946. The NAV of each of the limited partnerships is based on their respective fair value of the underlying investments, which is determined in accordance with U.S. GAAP. The Company believes that the NAV of the limited partnerships represented the fair value of these investments at the measurement date.

The following tables presents a summary of the investment measured using NAV as a practical expedient as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interests	$29,566	$51,975	Not redeemable	N/A	Liquidity in the form of distributions

	As of December 31, 2025
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interest	$5,315	$250	Not redeemable	N/A	Liquidity in the form of distributions

The Company does not have the ability to redeem its interests in the limited partnerships. Distributions, if any, may occur at irregular intervals or not at all, and the exact timing of distributions cannot be determined. Distributions may be received from time to time or through the dissolution, and subsequent termination, of the limited partnerships.

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2026 and 2025:

	Six months ended June 30, 2026
	First Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,306,576	$—	$1,306,576
Purchase of investments	226,033	21,275	247,308
Proceeds from sale of investments and principal repayments	(339,695)	—	(339,695)
Transfers out of Level 3	—	(21,275)	(21,275)
Net accretion of discount and amortization of premium	1,849	—	1,849
Payment-in-kind interest capitalized	1,130	—	1,130
Net realized gain (loss) on investments	888	—	888
Net change in unrealized appreciation (depreciation) on investments	(4,755)	—	(4,755)
Fair value, end of period	$1,192,026	$—	$1,192,026
Net change in unrealized appreciation (depreciation) related to investments still held as of June 30, 2026	$(4,755)	$—	$(4,755)

Six months ended June 30, 2025
First Lien Debt
Fair value, beginning of period	$449,601
Purchase of investments	390,659
Proceeds from sale of investments and principal repayments	(8,291)
Transfers out of Level 3	—
Net accretion of discount and amortization of premium	520
Payment-in-kind interest capitalized	193
Net change in unrealized appreciation (depreciation) on investments	47
Fair value, end of period	$832,729
Net change in unrealized appreciation (depreciation) related to investments still held as of June 30, 2025	$47

Investments that were transferred into and out of Level 3 during the six months ended June 30, 2026 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents quantitative information about significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
First lien debt	$964,347	Income Approach	Discount Rate	8.43%	11.02%	9.28%
First lien debt	227,679	Recent Transaction	Transaction Price	99.00%	99.25%	99.04%
Total, at fair value:	$1,192,026
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

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of June 30, 2026 and December 31, 2025, the fair value of the Company’s debt was categorized as Level 3 within the fair value hierarchy and deemed to be equal to carrying value due to their redemption provisions.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole shareholder and Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and the sole shareholder declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the prior 200% asset coverage requirement under the 1940 Act. As of June 30, 2026 and December 31, 2025, the Company's asset coverage for borrowed amounts was 178.1% and 161.7%, respectively.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$391,196	$1,564	$—	N/A
December 31, 2025	863,239	1,617	—	N/A
March 31, 2026	718,454	1,740	—	N/A
June 30, 2026	717,659	1,781	—	N/A
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
(4)
The Company's senior securities are not registered for public trading.

The following tables present borrowings by the Company as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$500,000	$381,219	$118,781	$377,242	October 23, 2033	3 Month SOFR + 1.90%
SocGen Subline Facility	150,000	—	150,000	(99)	September 16, 2026	3 Month SOFR + 2.20%
Natixis Revolving Credit Facility	300,000	150,985	149,015	149,166	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	350,000	185,455	164,545	183,362	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,300,000	$717,659	$582,341	$709,671

	As of December 31, 2025
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$500,000	$454,289	$45,711	$450,000	October 23, 2033	3 Month SOFR + 1.90%
SocGen Subline Facility	150,000	—	150,000	(264)	September 16, 2026	3 Month SOFR + 2.20%
Natixis Revolving Credit Facility	300,000	217,700	82,300	215,621	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	350,000	191,250	158,750	189,094	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,300,000	$863,239	$436,761	$854,451

A summary of the Company’s maturity requirements for borrowings as of June 30, 2026 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$381,219	$—	$—	$—	$381,219
Natixis Revolving Credit Facility	150,985	—	—	150,985	—
Natixis ABL Facility	185,455	—	—	—	185,455
Total	$717,659	$—	$—	$150,985	$566,674

A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$454,289	$—	$—	$—	$454,289
Natixis Revolving Credit Facility	217,700	—	—	217,700	—
Natixis ABL Facility	191,250	—	—	—	191,250
Total	$863,239	$—	$—	$217,700	$645,539

As of June 30, 2026, the maximum aggregate capacity on all of the Company's facilities was $1,300,000, with total borrowings outstanding of $717,659. As of December 31, 2025, the maximum aggregate capacity on all of the Company's facilities was $1,300,000, with total borrowings outstanding of $863,239. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, the Company's liquidity requirements, contractual and regulatory restrictions and other factors.

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for all facilities in the aggregate were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$10,368	$6,866	$22,671	$12,428
Facility fees	382	358	635	739
Amortization of deferred financing costs	491	824	981	1,580
Total interest and other financing costs	$11,241	$8,048	$24,287	$14,747
Cash paid for interest expense	$10,775	$7,208	$25,096	$11,702
Annualized weighted average stated interest rate	5.6%	6.4%	5.6%	6.4%
Weighted average debt outstanding balance(1)	$733,617	$426,696	$803,444	$385,289

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

The Company may borrow amounts in U.S. dollars or certain other currencies. As of June 30, 2026 and December 31, 2025, the Company had outstanding debt denominated in Euros (EUR) on its SocGen ABL Facility (EUR 10.6 million), included in the outstanding principal amount in the table below.

As of June 30, 2026 and December 31, 2025, the Company had outstanding debt of $381,219 and $454,289, respectively, under the SocGen ABL Facility.

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the SocGen ABL Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$4,870	$4,896	$11,069	$8,922
Facility fees	73	—	81	—
Amortization of deferred financing costs	157	164	319	304
Total interest and other financing costs	$5,100	$5,060	$11,469	$9,226
Cash paid for interest expense	$4,464	$5,144	$12,155	$8,746
Annualized weighted average interest rate(1)	5.5%	6.4%	5.6%	6.4%
Weighted average debt outstanding balance(2)	$348,460	$303,649	$396,663	$275,777

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

On July 3, 2025, the Company requested a reduction of the maximum borrowing amount under the SocGen Subline Facility from $250,000 to $150,000. The effective date of such reduction was July 7, 2025. The reduction resulted in a realized loss on the early extinguishment of debt of $211 for the year ended December 31, 2025, such amount representing a pro rata portion of the unamortized deferred financing costs on the effective date of the reduction.

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

As of June 30, 2026 and December 31, 2025, the Company had no outstanding debt under the SocGen Subline Facility.

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing expenses, facility fees, annualized average stated interest rates and average outstanding balances for the SocGen Subline Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$—	$99	$—	$355
Facility fees	114	185	227	361
Amortization of deferred financing costs	94	494	187	960
Total interest and other financing costs	$208	$778	$414	$1,676
Cash paid for interest expense	$131	$243	$363	$1,135
Annualized weighted average interest rate	N/A	7.1%	N/A	6.9%
Weighted average debt outstanding balance(1)	$—	$5,550	$—	$10,244

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

As of June 30, 2026 and December 31, 2025, the Company had outstanding debt of $150,985 and $217,700, respectively, under the Natixis Revolving Credit Facility.

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis Revolving Credit Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$2,840	$1,723	$6,255	$3,003
Facility fees	97	173	154	378
Amortization of deferred financing costs	149	154	297	304
Total interest and other financing costs	$3,086	$2,050	$6,706	$3,685
Cash paid for interest expense	$3,323	$1,821	$6,986	$1,821
Annualized weighted average interest rate	5.7%	6.3%	5.7%	6.3%
Weighted average debt outstanding balance(1)	$197,899	$108,090	$218,297	$94,539

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

As of June 30, 2026 and December 31, 2025, the Company had outstanding debt of $185,455 and $191,250, respectively, under the Natixis ABL Facility.

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis ABL Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$2,658	$148	$5,347	$148
Facility fees	98	—	173	—
Amortization of deferred financing costs	91	12	178	12
Total interest and other financing costs	$2,847	$160	$5,698	$160
Cash paid for interest expense	$2,857	$—	$5,592	$—
Annualized weighted average interest rate	5.6%	6.2%	5.6%	6.2%
Weighted average debt outstanding balance(1)	$187,258	$9,407	$188,484	$4,729

(1)
Based on the weighted average debt outstanding for the period presented.

Note 7. Commitments and Contingencies

Commitments: The Company has various commitments to fund first lien senior secured revolving and delayed draw loans. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date. As of June 30, 2026, the total unfunded commitments were $265,202. As of December 31, 2025, the total unfunded commitments were $294,154.

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

Legal proceedings: From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and 2025, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of June 30, 2026 and December 31, 2025, the Company’s total net assets were $560,264 and $532,953, respectively, as detailed in the table below, and the net asset value per share was $23.28 and $23.40, respectively.

	Common Shares
	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025	22,778,837	$23		$564,940	$(32,010)	$532,953
Net increase in net assets resulting from operations:
Net investment income	—	—		—	13,813	13,813
Net realized gain on investment transactions	—	—		—	278	278
Net realized gain (loss) on foreign currency transactions					3	3
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(1,874)	(1,874)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(6)	(6)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	806	0	(1)	18	—	18
Distributions declared(2)	—	—		—	(13,668)	(13,668)
Capital share transactions:
Issuance of Common Shares	—	—		—	—	—
Tax reclassification of net assets in accordance with GAAP	—	—		—	—	—
Balance at March 31, 2026	22,779,643	$23		$564,958	$(33,464)	$531,517
Net increase in net assets resulting from operations:
Net investment income	—	—		—	14,808	14,808
Net realized gain on investment transactions	—	—		—	13	13
Net realized gain (loss) on foreign currency transactions	—	—		—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(2,364)	(2,364)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(63)	(63)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	837	0	(1)	21	—	21
Distributions declared(2)	—	—		—	(13,668)	(13,668)
Capital share transactions:		—		—	—	—
Issuance of Common Shares	1,289,768	1		29,999	—	30,000
Tax reclassification of net assets in accordance with GAAP	—	—		—	—	—
Balance at June 30, 2026	24,070,248	$24		$594,978	$(34,738)	$560,264

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

The Company is authorized to issue an unlimited number of Common Shares. As of June 30, 2026 and December 31, 2025, the Company had issued 24,070,248 shares and 22,778,837 shares, respectively, and all are outstanding. As of June 30, 2026 and December 31, 2025, the Company had executed subscription agreements with investors for $1,318,560 and $1,268,560, respectively, of capital commitments.

The following table summarizes the Company’s Common Shares transactions during the six months ended June 30, 2026:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/29/2026	806	$23.52	$18
Dividend Reinvestment	4/30/2026	837	23.57	21
Capital Contribution	6/26/2026	1,289,768	23.26	30,000
Total		1,291,411		$30,039

The following table summarizes the Company’s Common Shares transactions during the six months ended June 30, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Total		5,990,203		$150,014

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

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of June 30, 2026, the Company had not commenced the Share Repurchase Program.

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

The following table details the Company’s distributions during the six months ended June 30, 2026:

	Six months ended June 30, 2026
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 30, 2026	March 30, 2026	April 30, 2026	$13,668	$0.60
June 23, 2026	June 23, 2026	July 30, 2026	13,668	0.60
			$27,336	$1.20

The following table details the Company’s distributions during the six months ended June 30, 2025:

	Six months ended June 30, 2025
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 12, 2025	March 12, 2025	April 30, 2025	$6,306	$0.72
June 4, 2025	June 4, 2025	July 30, 2025	7,418	0.69
			$13,724	$1.41

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Increase in net assets resulting from operations	$24,608	$13,394
Adjustments:
Net change in unrealized (appreciation) depreciation from investments	4,238	516
Net realized gain (loss) on investment transactions	(291)	—
Translation of assets and liabilities in foreign currencies	69	—
Other book/tax differences	(994)	48
Taxable income	$27,630	$13,958
Taxable income per weighted average shares	$1.21	$1.38

As of June 30, 2026 and December 31, 2025, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

	As of June 30, 2026	As of December 31, 2025

Book cost	$1,256,643	$1,350,788
Items affecting tax cost	—	—
Tax cost	$1,256,643	$1,350,788

Gross unrealized appreciation	$4,477	$6,226
Gross unrealized depreciation	(4,020)	(1,464)
Net unrealized investment appreciation/(depreciation)	$457	$4,762

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended June 30,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$23.40	$25.21
Net investment income per share(2)	1.25	1.28
Net gain (loss) on investment transactions per share(3)	(0.17)	0.04
Distributions declared	(1.20)	(1.41)
Net asset value at end of period	$23.28	$25.12
Common Shares outstanding, end of period	24,070,248	14,748,698
Weighted average Common Shares outstanding	22,815,434	10,124,164
Ratio/Supplemental Data:
Net assets at end of period	$560,264	$370,466
Basic and diluted net investment income per Common Share	$1.25	$1.28
Annualized ratio of after-tax net investment income to average net assets	10.7%	10.2%
Annualized ratio of net expenses before expense support to average net assets(4)	13.8%	17.7%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	12.3%	14.1%
Total return based on net asset value per share (not annualized)	4.6%	5.2%
Portfolio turnover rate	27.0%	4.9%
Asset coverage ratio(6)	178.1%	170.6%
Capital Commitments Data:
Capital commitments	$1,318,560	$1,068,560
Funded capital commitments	$595,010	$370,010
% of capital commitments funded	45.1%	34.6%

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2026 and 2025 :

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations	$12,394	$8,406	$24,608	$13,394
Net investment income	$14,808	$7,580	$28,621	$12,953
Basic and diluted weighted average shares outstanding	22,851,080	11,365,306	22,815,434	10,124,164
Basic and diluted earnings per share	$0.54	$0.74	$1.08	$1.32
Basic and diluted net investment income per share	$0.65	$0.67	$1.25	$1.28

Note 12. Subsequent Events

Distributions

On July 30, 2026, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.60 per share. The distribution was declared on June 23, 2026, to shareholders of record as of June 23, 2026.

Additional Investments

Subsequent to June 30, 2026, the Company committed to additional investment transactions, representing aggregate commitments of approximately $69.4 million.

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

For the three and six months ended June 30, 2026, we incurred $1.0 million and $2.1 million, respectively, for allocated shared services under the Administration Agreement which are reflected in administrative service fees. For the three and six months ended June 30, 2025, the fees for allocated shared services under the Administration Agreement which are reflected in administrative service fees incurred by the Company were $0.9 million and $1.9 million, respectively.

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

As of June 30, 2026 and December 31, 2025 included in Payable to Affiliates were fees of $6.6 million and $4.6 million, respectively, for accrued allocated shared services under the Administration Agreement.

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

No Reimbursement Payment for any quarter will be made if: (i) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

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

Portfolio and Investment Activity

As of June 30, 2026 and December 31, 2025, our portfolio had a fair value of approximately $1,256.9 million and $1,355.6 million, respectively. The following table summarizes our portfolio and investment activity during each of the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total investments, beginning of period	$1,249,444	$594,186	$1,355,641	$473,126
New investments purchased	118,997	248,869	249,308	395,450
Payment-in-kind interest capitalized	616	193	1,130	193
Proceeds from sale of investments and principal repayments	(111,176)	(6,743)	(347,005)	(32,071)
Net accretion of discount on investments	1,491	340	2,134	532
Net realized gain (loss) on investment transactions	13	—	291	957
Net unrealized appreciation (depreciation) from investments	(2,518)	826	(4,632)	(516)
Total investments, end of period	$1,256,867	$837,671	$1,256,867	$837,671
Number of portfolio companies at beginning of period	43	20	40	17
Number of new portfolio companies	2	8	5	12
Number of realized portfolio companies	1	—	1	1
Number of portfolio companies at end of period	44	28	44	28

The following table is a summary of certain characteristics of our investment portfolio as of June 30, 2026 and December 31, 2025. Weightings are based on the funded par value of each respective investment as of June 30, 2026 and December 31, 2025. All portfolio company information is presented as of the initial origination date of each investment.

	As of
	June 30, 2026		December 31, 2025
Weighted average net leverage	5.4	x	5.6	x
Weighted average loan-to-value	38.1%		41.9%
Weighted average interest coverage	2.4	x	2.0	x
Financial sponsor backed	93.8%		93.4%

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

Investments

The industry compositions of the portfolio at cost/amortized cost and fair value as of June 30, 2026 and December 31, 2025 were as follows:

	As of June 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$79,158	$79,347	6.3%	$101,363	$102,013	7.6%
Automobile Components	19,836	19,950	1.6	24,781	25,000	1.8
Commercial Services & Supplies	49,377	50,478	4.0	59,726	60,572	4.5
Containers & Packaging	20,614	20,671	1.6	23,670	23,760	1.8
Diversified Consumer Services	80,639	80,497	6.4	102,751	103,133	7.6
Diversified Financial Services	43,762	43,734	3.5	58,435	58,435	4.3
Electrical Equipment	55,901	56,479	4.5	63,412	64,025	4.7
Energy Equipment & Services	36,661	36,372	2.9	27,653	27,653	2.0
Health Care Equipment & Supplies	37,303	35,275	2.8	44,927	43,750	3.2
Health Care Providers & Services	90,976	90,878	7.2	111,125	111,598	8.2
Health Care Technology	139,832	140,249	11.2	157,982	158,976	11.7
Hotels, Restaurants & Leisure	73,420	73,539	5.9	20,213	20,236	1.5
Insurance	65,518	65,549	5.2	76,743	77,108	5.7
Investment Funds	23,275	23,730	1.9	—	—	—
IT Services	50,049	49,920	4.0	63,241	63,363	4.7
Machinery	15,505	15,524	1.2	68,320	68,606	5.1
Personal Care Products	19,691	19,639	1.6	24,797	24,688	1.8
Professional Services	10,955	11,029	0.9	15,450	15,576	1.1
Semiconductors & Semiconductor Equipment	30,599	30,956	2.5	42,786	43,323	3.2
Software	205,909	205,301	16.3	211,348	211,518	15.6
Specialty Retail	43,762	43,838	3.5	52,065	52,308	3.9
Trading Companies & Distributors	28,116	28,135	2.2	—	—	—
Transportation Infrastructure	35,785	35,777	2.8	—	—	—
Total	$1,256,643	$1,256,867	100.0%	$1,350,788	$1,355,641	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of June 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,212,970	$1,213,058	96.5%	$1,291,499	$1,295,805	95.6%
United Kingdom	43,673	43,809	3.5	59,289	59,836	4.4
Total	$1,256,643	$1,256,867	100.0%	$1,350,788	$1,355,641	100.0%

Investment in AGL Enhanced PC Income I LLC (“AGL EPCI I”)

In March of 2026, the Company formed AGL EPCI I and, in connection therewith, contributed $21.3 million of equity capital and sold loan investments with a fair value of $230.1 million to AGL EPCI I. The transaction was executed as part of the Company’s capital management strategy and resulted in a reduction of outstanding borrowings through the use of sale proceeds. The Company retains economic exposure to the transferred assets through its equity interest in AGL EPCI I and continues to monitor the performance of this investment as part of its overall investment portfolio. In addition, from time to time the Company will offer the opportunity for AGL EPCI I to purchase loans or other investments from the Company. All investment decisions of AGL EPCI I are made by its board. During the second quarter of 2026, the Company sold loans to AGL EPCI I with an aggregate fair value of $20.7 million.

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total investment income	$30,446	$17,847	$61,471	$31,380
Net expenses	15,638	10,267	32,850	18,427
Net investment income	14,808	7,580	28,621	12,953
Net realized gain (loss) on investment transactions	13	—	294	957
Net change in unrealized appreciation (depreciation) on investment transactions	(2,427)	826	(4,307)	(516)
Net increase (decrease) in net assets resulting from operations	$12,394	$8,406	$24,608	$13,394

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, pricing of investments in terms of interest rates, and changes in unrealized appreciation (depreciation) on the investment portfolio.

Investment Income

Investment income for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$27,948	$17,149	$58,424	$30,552
Payment-in-kind interest income	711	198	1,208	328
Fee income	972	500	1,024	500
Dividend income	815	—	815	—
Total investment income	$30,446	$17,847	$61,471	$31,380

For the three and six months ended June 30, 2026, total investment income was $30.4 million and $61.5 million, respectively, compared with $17.8 million and $31.4 million for the corresponding periods in 2025. The increases in total investment income were driven by increased deployment of capital resulting in a larger weighted average portfolio. The size of our investment portfolio at fair value was $1,256.9 million as of June 30, 2026 compared with $1,355.6 million as of December 31, 2025. The decrease is primarily the result of asset sales to AGL EPCI I during the first quarter of 2026, offset by capital raising activities in the second quarter of 2026. As of June 30, 2026 and December 31, 2025, the weighted average contractual interest rates on our performing debt investments were approximately 8.5% and 8.7%, respectively.

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and other financing expenses	$11,241	$8,048	$24,287	$14,747
Base management fees	1,677	894	3,338	1,586
Incentive Fee on income	2,116	1,086	4,089	1,854
Capital gain incentive fees	—	25	—	55
Offering costs	—	238	—	473
Administrative service fees	1,031	930	2,062	1,850
Professional fees	766	577	1,601	711
Board of trustee fees	120	124	240	239
Other general expenses	647	645	1,288	1,499
Total expenses before fee waiver and expense reimbursement	17,598	12,567	36,905	23,014
Capital gain incentive fee waived	—	—	—	(30)
Expense reimbursement	(1,960)	(2,300)	(4,055)	(4,557)
Net expenses	$15,638	$10,267	$32,850	$18,427

For the three and six months ended June 30, 2026, net expenses were $15.6 million and $32.9 million, respectively, compared with $10.3 million and $18.4 million, respectively, for the three and six months ended June 30, 2025. The increases were primarily attributable to increases in interest and other financing expenses and management, incentive and administrative service fees, driven by increased deployment of capital resulting in a larger weighted average portfolio, partially offset by expense reimbursement from our Adviser.

Interest and other financing expenses

For the three and six months ended June 30, 2026, total interest expense (including unused fees, and amortization of deferred financing costs) were $11.2 million and $24.3 million, respectively. The increase in total interest expense was driven by a higher weighted average debt outstanding of $733.6 million for the three months ended June 30, 2026 compared with $803.4 million for the six months ended June 30, 2026.

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

For the three and six months ended June 30, 2026, Base Management Fees were $1.7 million and $3.3 million, respectively. For the three and six months ended June 30, 2025, Base Management Fees were $0.9 million and $1.6 million, respectively.

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

For the three and six months ended June 30, 2026, Incentive Fees on income were $2.1 million and $4.1 million, respectively. For the three and six months ended June 30, 2025, Incentive Fees on income were $1.1 million and $1.9 million, respectively.

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

The Incentive Fee on capital gains is calculated on a cumulative basis through the end of each calendar year or the termination of the Investment Advisory Agreement. However, in accordance with U.S. GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue an Incentive Fee on capital gains on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the base for the Incentive Fee on capital gains, adjusted as required by U.S. GAAP to include unrealized capital appreciation, is positive at the end of a period, then U.S. GAAP requires us to accrue an Incentive Fee on capital gains equal to 12.5% of such amount, less the aggregate amount of the actual Incentive Fee on capital gains paid and Incentive Fee on capital gains accrued under U.S. GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under U.S. GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period.

For the three and six months ended June 30, 2026, there were no Incentive Fee on capital gains. For the three and six months ended June 30, 2025, Incentive Fee on capital gains under U.S. GAAP were $25,000 and $55,000, respectively. The Adviser permanently waived $30,000 in Incentive Fees on capital gains during the six months ended June 30, 2025.

Organization and Offering costs

Organization costs include expenses incurred in our initial formation. There were no organization costs incurred for the three and six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, we incurred $0.0 million and $0.0 million, respectively, of offering costs. For the three and six months ended June 30, 2025, we incurred $0.2 million and $0.5 million, respectively, of offering costs.

Expense support

For the three and six months ended June 30, 2026, expense reimbursements recognized by the Company were $2.0 million and $4.0 million, respectively. For the three and six months ended June 30, 2025, expense reimbursements recognized by the Company were $2.3 million and $4.6 million, respectively. Expense support provided by the Adviser may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation)

Net realized gain (loss) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and 2025 were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$13	$—	$291	$957
Net realized gain (loss) on foreign currency transactions	—	—	3	—
Net realized gain (loss) on investment transactions	$13	$—	$294	$957
Net unrealized appreciation (depreciation) on investments	$(2,364)	$826	$(4,238)	$(516)
Net unrealized appreciation (depreciation) foreign currency translation	(63)	—	(69)	—
Net unrealized gain (loss) on investment transactions	$(2,427)	$826	$(4,307)	$(516)

For the three and six months ended June 30, 2026, we had a net realized gain of $13 thousand and $0.3 million, respectively. For the three and six months ended June 30, 2025, we had a net realized gain of $0 million and $1.0 million, respectively.

For the three and six months ended June 30, 2026, we had net realized gain on foreign currency transactions of $0 and $3 thousand, respectively. For the three and six months ended June 30, 2025, we had no net realized gain on foreign currency transactions.

For the three and six months ended June 30, 2026, we recognized gross unrealized depreciation on investments of $4.6 million and $5.4 million, respectively, and a gross unrealized appreciation on investments of $2.2 million and $1.2 million, respectively, resulting in net change of unrealized depreciation on investments of $2.4 million and $4.2 million, respectively. For the three and six months ended June 30, 2025, we recognized gross unrealized appreciation on investments of $1.0 million and $1.0 million, respectively, and a gross unrealized depreciation on investments of $0.2 million and $1.6 million, respectively, resulting in net change of unrealized appreciation of $0.8 million and depreciation on investments of $0.5 million, respectively.

For the three and six months ended June 30, 2026, we had net unrealized depreciation on foreign currency translation of $63 thousand and $69 thousand, respectively. For the three and six months ended June 30, 2025, we had no net unrealized depreciation on foreign currency translation.

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

Debt

From time to time, we may enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. As of June 30, 2026, the maximum aggregate capacity on all of our facilities was $1.3 billion, with total borrowings outstanding of $717.7 million. As of December 31, 2025, the maximum aggregate capacity on all of our facilities was $1.3 billion, with total borrowings outstanding of $863.2 million. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

As of June 30, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements.

As of June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $717.7 million and $863.2 million, respectively, of debt outstanding under all of our borrowing facilities. We believe that our current cash and cash equivalents on hand, our available borrowing capacity under all of our borrowing facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

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

We may borrow amounts in U.S. dollars or certain other currencies. As of June 30, 2026, we had outstanding debt denominated in Euros (EUR) $10.6 million on the SocGen ABL Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in Euros (EUR) $10.6 million on the SocGen ABL Facility, included in the outstanding principal amount in the table below.

As of June 30, 2026 and December 31, 2025, we had outstanding debt of $381.2 million and $454.3 million, respectively, under the SocGen ABL Facility.

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

As of June 30, 2026 and December 31, 2025, we had outstanding debt of $0 and $0 million, respectively, under the SocGen Subline Facility.

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

Loans under the Natixis Revolving Credit Facility bore interest at (i) for Alternate Base Rate Loans, the greatest of (a) Prime, (b) NYFRB Rate plus 0.50%, and (c) Term SOFR plus 1.00% (however, in no case less than 1.00%), each adjusted by a further 0.90% credit spread, (ii) for Risk Free Rate Loans, the greater of (a) SONIA plus 0.1193% and (b) 0.00%, each adjusted by a further 1.90% credit spread, (iii) for Term Benchmark Loans denominated in Euros, the EURIBOR Screen Rate multiplied by the Statutory Reserve Rate, plus 1.90%, (iv) for Term Benchmark Loans denominated in United States dollars, Term SOFR, plus 1.90%, and (v) for Term Benchmark Loans denominated in Canadian dollars, Term CORRA, plus 1.90%. We will pay a non-use fee of 0.375% per annum accruing on the portion of the undrawn commitment of the total commitment under the Natixis Revolving Credit Facility.

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

As of June 30, 2026 and December 31, 2025, we had outstanding debt of $151.0 million and $217.7 million, respectively, under the Natixis Revolving Credit Facility.

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

As of June 30, 2026 and December 31, 2025, we had outstanding debt of $185.5 million and $191.3 million, respectively, under the Natixis ABL Facility.

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

Net Assets

As of June 30, 2026 and December 31, 2025, our total net assets were $560.3 million and $533.0 million, respectively, and the net asset values per share were $23.28 and $23.40, respectively.

For further details, see Note 8 “Net Assets” to our consolidated financial statements for information on our Net Assets.

Equity Activity

As of June 30, 2026 and December 31, 2025, we had aggregate capital commitments with third-party investors of $1.3 billion and $1.3 billion, respectively.

The following table summarizes equity activity for the six months ended June 30, 2026 and 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/29/2026	806	$23.52	$18
Dividend Reinvestment	4/30/2026	837	23.57	21
Capital Contribution	6/26/2026	1,289,768	23.26	30,000
Total		1,291,411		$30,039

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Total		5,990,203		$150,014

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

In addition to these agreements, we and the Adviser have been granted an exemptive order (the “Order") from the SEC that permits us to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates (“Affiliated Funds”), subject to certain terms and conditions. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Even though the Company and any Affiliated Fund co-invest in the same securities, any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating funds. To mitigate these conflicts, the Adviser and its Affiliated Funds participating in transactions under the Order will seek to allocate such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis and in accordance with their respective allocation policies, and the other applicable conditions of the Order. If the Adviser determines that an investment is not appropriate for the Company, the investment will not be allocated to the Company. On a quarterly basis, the Adviser will provide the Board with reports or other information requested by the Board related to the Company’s participation in co-investment transactions and a summary of related matters, if any, deemed significant that may have arisen during the relevant period.

Recent Developments

Distributions

On July 30, 2026, we paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.60 per share. The distribution was declared on June 23, 2026, to shareholders of record as of June 23, 2026.

Additional Investments

Subsequent to June 30, 2026, we committed to the following additional investment transactions, representing aggregate commitments of approximately $69.4 million. These investments carry a weighted average spread of 5.3% and a weighted average loan-to-value ratio of 44.6%, based upon portfolio company financial statements.

Investments	Reference Rate and Spread	Acquisition Date	Maturity Date	Commitment ($)	Initial Funded Par ($)
Non-controlled/Non-affiliated
Debt investments
Automobile Components
Wheels Bidco, Inc.	SOFR + 5.50%	7/29/2026	11/3/2031	$25,000	$25,000

Professional Services
BNI Intermediate Holdings LLC	SOFR + 5.25%	7/31/2026	8/1/2033	44,400	37,000

Total debt investments				$69,400	$62,000

Critical Accounting Policies

There have been no material changes to our critical accounting policies discussed in the Registration Statement. Our critical accounting policies should be read in connection with the risk factors described in our Annual Report on Form 10-K.

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

Commitments

We have commitments to fund various first lien senior secured revolving and delayed draw loans. See Note 7 “Commitments and Contingencies” to our consolidated financial statements for information on Commitments and Contingencies.

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

As of June 30, 2026, 100% of our debt portfolio investments bore interest at variable rates, which are usually SOFR-based and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly, quarterly, semiannual or annual basis, and substantially all of these interest rates are subject to certain floors. Our borrowing facilities bear interest at a Term SOFR or a Base Rate, in each case plus an applicable margin for borrowings that reference Term SOFR.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$23,577	$14,353	$9,224
Up 100 basis points	$11,789	$7,177	$4,612
Up 50 basis points	$5,894	$3,588	$2,306
Down 50 basis points	$(5,894)	$(3,588)	$(2,306)
Down 100 basis points	$(11,789)	$(7,177)	$(4,612)
Down 200 basis points	$(23,535)	$(14,353)	$(9,182)

Under the oversight of our Board of Trustees, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of June 30, 2026, we had not entered into any interest rate hedging agreements.

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our quarterly report on Form 10-Q for the period ended March 31, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our quarterly report on Form 10-Q for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Index

Exhibit Number	Description
10.1

Second Amended and Restated Limited Liability Company Agreement of AGL Enhanced PC Income I LLC, dated as of May 19, 2026, by and among AGL Private Credit Income Fund, VCOP Holdings 1002 LP, PEX Holdings 1010 LP, VCOP Emp Holdings II LP, PEX Employee Aggregator II-A LP and PDL Alfred JV LP.

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

AGL Private Credit Income Fund

Date: August 5, 2026	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: August 5, 2026	By:	/s/ Edward Gilpin
Name: Edward Gilpin
Title: Chief Financial Officer