Form 10-Q
period 2026-09-30
AGL Private Credit Income Fund
filed 2026-11-04
CIK 2011498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2026, the registrant had 27,060,888 common shares of beneficial interest, $0.001 par value per share, outstanding.

PART II

Item 1.	Legal Proceedings	72
Item 1A.	Risk Factors	72
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72
Item 6.	Exhibits	73

SIGNATURES	74

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

AGL Private Credit Income Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (cost/amortized cost of $1,454,212 and $1,350,788, respectively)	$1,459,106	$1,355,641
Non-controlled, affiliated investments (cost/amortized cost of $24,025 and $0, respectively)	23,450	—
Total investments at fair value (cost/amortized cost of $1,478,237 and $1,350,788, respectively)	1,482,556	1,355,641
Cash and cash equivalents	4,650	3,328
Restricted cash and cash equivalents	27,743	26,542
Interest receivable	7,898	10,116
Dividend income receivable	787	—
Open trade receivable	818	17,024
Receivable from Adviser	18,920	12,626
Other assets	893	718
Total Assets	$1,544,265	$1,425,995
Liabilities
Debt (net of deferred financing costs of $7,932 and $8,788, respectively)	$861,573	$854,451
Interest payable	8,494	8,850
Base management fees payable	1,798	1,573
Incentive Fee on income payable	2,085	2,036
Distributions payable	14,443	12,796
Payable to Adviser	13,405	8,756
Payable to Affiliate	7,673	4,580
Total Liabilities	909,471	893,042
Commitments and contingencies (Note 7)
Net Assets
Common Shares, $0.001 par value, unlimited shares authorized, 27,060,009 and 22,778,837 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	27	23
Additional paid-in capital	664,995	564,940
Accumulated distributable earnings (losses)	(30,228)	(32,010)
Total Net Assets	634,794	532,953
Total Liabilities and Net Assets	$1,544,265	$1,425,995
Net asset value per share	$23.46	$23.40

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Operations (unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$29,676	$23,179	$88,100	$53,731
Payment-in-kind interest income	768	434	1,976	762
Fee income	382	—	1,406	500
Total investment income from non-controlled, non-affiliated investments	30,826	23,613	91,482	54,993
From non-controlled/affiliated company investments:
Dividend income	787	—	1,602	—
Total investment income from non-controlled, affiliated investments	787	—	1,602	—
Total investment income	31,613	23,613	93,084	54,993
Expenses:
Interest and other financing expenses	12,414	10,839	36,701	25,586
Base management fees	1,798	1,185	5,136	2,771
Incentive Fee on income	2,085	1,413	6,174	3,267
Capital gain incentive fees	—	(25)	—	30
Offering costs	—	240	—	713
Administrative service fees	1,031	941	3,093	2,791
Professional fees	1,095	876	2,696	1,587
Board of Trustee fees	120	126	360	365
Other general expenses	711	233	1,999	1,731
Total expenses	19,254	15,828	56,159	38,841
Capital gain incentive fee waived	—	—	—	(30)
Expense reimbursement	(2,238)	(2,131)	(6,293)	(6,688)
Net expenses	17,016	13,697	49,866	32,123
Net investment income	14,597	9,916	43,218	22,870
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	(3)	—	288	957
Foreign currency transactions	156	57	159	57
Net realized gain (loss) on investment transactions	153	57	447	1,014
Net change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	5,328	(12,442)	635	(12,958)
Non-controlled, affiliated investments	(1,030)	—	(575)	—
Translation of assets and liabilities in foreign currencies	(95)	(57)	(164)	(57)
Net change in unrealized appreciation (depreciation) on investment transactions	4,203	(12,499)	(104)	(13,015)
Net gain (loss) on investment transactions	4,356	(12,442)	343	(12,001)
Net realized gain (loss) on extinguishment of debt	—	(211)	—	(211)
Net increase (decrease) in net assets resulting from operations	$18,953	$(2,737)	$43,561	$10,658
Per Common Share Data
Basic and diluted earnings per Common Share	$0.78	$(0.18)	$1.87	$0.90
Basic and diluted weighted average Common Shares outstanding	24,135,815	15,197,123	23,271,346	11,833,733

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations
Net investment income	$14,597	$9,916	$43,218	$22,870
Net realized gain (loss) on investments	(3)	—	288	957
Net realized gain (loss) on foreign currency transactions	156	57	159	57
Net realized gain (loss) on extinguishment of debt	—	(211)	—	(211)
Net change in unrealized appreciation (depreciation) on investments	4,298	(12,442)	60	(12,958)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(95)	(57)	(164)	(57)
Net increase (decrease) in net assets resulting from operations	18,953	(2,737)	43,561	10,658

Distributions to shareholders
Common Shares issued in connection with dividend reinvestment plan	20	12	59	25
Distributions declared	(14,443)	(10,619)	(41,779)	(24,343)
Net increase (decrease) in net assets resulting from distributions to shareholders	(14,423)	(10,607)	(41,720)	(24,318)

Capital share transactions
Issuance of Common Shares	70,000	145,000	100,000	295,000
Net increase (decrease) in net assets resulting from capital share transactions	70,000	145,000	100,000	295,000
Total increase (decrease) in net assets during the period	74,530	131,656	101,841	281,340
Net assets at beginning of period	560,264	370,466	532,953	220,782
Net assets at end of period	$634,794	$502,122	$634,794	$502,122
Net asset value per share	$23.46	$24.33	$23.46	$24.33
Common Shares outstanding at end of period	27,060,009	20,638,669	27,060,009	20,638,669

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Statements of Cash Flows (unaudited)

(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$43,561	$10,658
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(288)	(957)
Net realized (gain) loss on foreign currency transactions	(159)	(57)
Net realized (gain) loss on extinguishment of debt	—	211
Net change in unrealized (appreciation) depreciation on investments	(60)	12,958
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	164	57
Net accretion of discount and amortization of premium	(3,104)	(1,235)
Amortization of deferred financing costs	1,493	2,314
Amortization of offering costs	—	713
Payments for purchase of investments	(518,842)	(730,809)
Proceeds from sale of investments and principal repayments	396,628	58,400
Payment-in-kind interest capitalized	(1,844)	(501)
Changes in operating assets and liabilities:
Interest receivable	2,218	(5,632)
Dividend income receivable	(787)	—
Receivable from Adviser	(6,294)	(6,688)
Open trade receivable	16,206	—
Other assets	(175)	(546)
Interest payable	(356)	4,259
Open trade payable	—	379
Base management fees payable	225	922
Incentive Fee on income payable	49	1,048
Payable to Adviser	4,649	3,455
Payable to Affiliate	3,093	2,790
Net cash provided by (used for) operating activities	(63,623)	(648,261)
Cash flows from financing activities:
Debt borrowings	524,389	1,163,930
Debt repayments	(517,685)	(906,496)
Capitalized debt issuance costs paid	(637)	(2,998)
Proceeds from issuance of Common Shares	100,000	295,000
Distributions paid	(40,074)	(16,200)
Net cash provided by (used in) financing activities	65,993	533,236
Cash and cash equivalents and restricted cash and cash equivalents
Effect of foreign currency exchange rates	153	—
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,370	(115,025)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	29,870	136,541
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$32,393	$21,516
Supplemental disclosures of non-cash information
Cash paid for interest	$35,561	$18,068
Shares issued in connection with dividend reinvestment plan	$59	$25

See accompanying notes to consolidated financial statements

The following table presents cash and cash equivalents and restricted cash and cash equivalents by category within the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$4,650	$3,328
Restricted cash and cash equivalents	27,743	26,542
Cash and cash equivalents and restricted cash and cash equivalents	$32,393	$29,870

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited)

September 30, 2026

(In thousands, except per share amounts)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	12/2/2024	12/3/2031	$—	$(34)	$—	0.0%	*(6)(7)(8)(9)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	9.01%	12/2/2024	12/3/2031	44,313	43,731	43,981	6.9%	*3a(6)(7)(9)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.30%	7/24/2025	7/24/2032	1,688	1,666	1,688	0.3%	*3b(6)(8)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.50%	—	7/24/2025	7/24/2032	—	(47)	—	0.0%	*(6)(8)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 4.50%	6.26% cash / 2.44% PIK	7/24/2025	7/24/2032	34,329	34,044	34,328	5.4%	*3b(6)

						80,330	79,360	79,997	12.6%

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	9.01%	11/1/2024	11/3/2031	20,000	19,842	19,700	3.1%	*3b(6)
Wheels Bidco, Inc.	First Lien Term Loan #2	SOFR + 5.50%	9.33%	7/29/2026	11/3/2031	25,000	24,635	24,625	3.9%	*3b(6)

						45,000	44,477	44,325	7.0%

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	6/13/2025	6/14/2032	—	(10)	(122)	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	6/13/2025	6/14/2032	—	(6)	(127)	0.0%	*(6)(8)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.40%	6/13/2025	6/14/2032	13,462	13,409	12,822	2.0%	*3a(6)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.32%	1/31/2025	2/2/2032	8,383	8,350	8,383	1.3%	*3b(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	1/31/2025	2/2/2032	—	(10)	—	0.0%	*(6)(8)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 4.50%	6.07% cash / 2.75% PIK	1/31/2025	2/2/2032	21,686	21,640	21,686	3.4%	*3b(6)
Thompson Safety LLC	First Lien Revolving Loan	PRIME + 4.00%	11.00%	6/25/2025	6/25/2032	222	209	218	0.0%	*3(6)(8)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.89%	6/25/2025	6/25/2032	2,446	2,372	2,446	0.4%	*3b(6)(8)

						46,199	45,954	45,306	7.1%

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.57%	5/8/2025	12/14/2028	10,388	10,306	10,362	1.6%	*3b(6)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.57%	5/8/2025	12/14/2028	10,335	10,268	10,309	1.6%	*3b(6)

						20,723	20,574	20,671	3.2%

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.07%	4/29/2025	10/24/2030	39,236	38,939	39,138	6.2%	*3b(6)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	9.07%	4/29/2025	10/24/2030	20,092	19,934	20,041	3.2%	*3b(6)
Wrench Group LLC	First Lien Revolving Loan	SOFR + 4.75%	—	10/1/2025	9/3/2031	—	(25)	(22)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	—	10/1/2025	9/3/2032	—	6	(7)	0.0%	*(6)(8)
Wrench Group LLC	First Lien Term Loan	SOFR + 4.75%	8.82%	10/1/2025	9/3/2032	21,824	21,631	21,660	3.4%	*3b(6)

						81,152	80,485	80,810	12.8%

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.50%	—	4/16/2025	4/22/2032	—	(26)	(21)	0.0%	*(6)(8)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.50%	8.40%	4/16/2025	4/22/2032	43,985	43,689	43,765	6.9%	*3a(6)

						43,985	43,663	43,744	6.9%

Electrical Equipment
Maverick Power, LLC	First Lien Term Loan	SOFR + 5.00%	8.75%	11/4/2025	5/4/2031	57,050	55,815	58,191	9.2%	*3b(6)

Electronic Equipment, Instruments and Components
Creation Technologies Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	9/4/2026	9/6/2033	—	(35)	(36)	0.0%	*(6)(8)
Creation Technologies Inc.	First Lien Revolving Loan	SOFR + 5.25%	9.51%	9/4/2026	9/4/2031	429	358	357	0.1%	*3b(6)(8)
Creation Technologies Inc.	First Lien Term Loan	SOFR + 5.25%	9.51%	9/4/2026	9/6/2033	35,714	35,360	35,357	5.6%	*3b(6)

						36,143	35,683	35,678	5.7%

Energy Equipment & Services
C3 AcquisitionCo, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.07%	9/23/2026	9/23/2032	3,689	3,578	3,596	0.6%	*3b(6)(8)
C3 AcquisitionCo, LLC	First Lien Revolving Loan	SOFR + 5.00%	9.07%	9/23/2026	9/23/2032	615	553	553	0.1%	*3b(6)(8)
C3 AcquisitionCo, LLC	First Lien Term Loan	SOFR + 5.00%	9.04%	9/23/2026	9/23/2032	50,410	49,907	49,905	7.9%	*3b(6)
Edition Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	12/18/2025	12/20/2032	—	(11)	(14)	0.0%	*(6)(8)
Edition Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	12/18/2025	12/20/2032	—	(8)	(7)	0.0%	*(6)(8)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Edition Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.40%	12/18/2025	12/20/2032	37,830	37,678	37,736	5.9%	*3a(6)

						92,544	91,697	91,769	14.5%

Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.57%	7/24/2025	4/16/2032	41,063	37,335	38,154	6.0%	*3b(11)

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.00%	3/31/2025	12/22/2027	12,773	12,690	12,773	2.0%	*3a(6)(8)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	8.32%	10/21/2024	9/17/2031	768	758	768	0.1%	*3b(6)(8)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	—	10/21/2024	9/17/2031	—	(9)	—	0.0%	*(6)(8)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	8.32%	10/21/2024	9/17/2031	10,076	10,018	10,076	1.6%	*3b(6)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.67%	2/19/2025	2/19/2032	6,827	6,751	6,772	1.1%	*3b(6)(8)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.63%	2/19/2025	2/19/2031	3,053	3,012	3,011	0.5%	*3b(6)(8)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.51%	2/19/2025	2/19/2032	42,749	42,399	42,428	6.7%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	—	5/29/2025	5/29/2032	—	(7)	—	0.0%	*(6)(8)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 4.75%	6.82% cash / 2.50% PIK	5/29/2025	5/29/2032	12,204	12,055	12,113	1.9%	*3b(6)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.82%	5/29/2025	5/29/2030	224	205	211	0.0%	*3b(6)(8)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	9/2/2025	7/2/2030	—	(9)	(11)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	—	9/2/2025	7/2/2030	—	(3)	(4)	0.0%	*(6)(8)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.98%	9/2/2025	7/2/2030	6,052	6,031	6,021	0.9%	*3b(6)

						94,726	93,891	94,158	14.8%

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	10/21/2024	8/7/2031	—	(11)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	—	10/21/2024	8/7/2031	—	(27)	(8)	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	—	5/15/2025	8/7/2031	—	(42)	—	0.0%	*(6)(8)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.90%	5/15/2025	8/7/2031	5,497	5,429	5,483	0.9%	*3a(6)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	10/21/2024	8/7/2031	35,051	34,711	34,964	5.5%	*3a(6)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.65%	10/21/2025	4/2/2031	1,556	1,541	1,556	0.2%	*3a(6)(8)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.75%	—	10/21/2025	4/2/2031	—	(11)	—	0.0%	*(6)(8)
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.75%	8.65%	10/21/2025	4/2/2031	27,222	27,106	27,222	4.3%	*3a(6)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.70%	10/21/2024	6/27/2031	5,494	5,457	5,493	0.9%	*3b(6)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	—	10/21/2024	6/27/2031	—	(32)	—	0.0%	*(6)(8)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.82%	10/21/2024	6/27/2031	53,025	52,721	53,025	8.4%	*3b(6)
Xifin, Inc.	First Lien Revolving Loan	PRIME + 3.75%	10.75%	8/5/2025	7/31/2031	231	226	231	0.0%	*3(6)(8)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.82%	8/5/2025	7/31/2031	12,557	12,530	12,556	2.0%	*3b(6)

						140,633	139,598	140,522	22.2%

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	—	7/29/2025	7/29/2031	—	(18)	—	0.0%	*(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	9.36%	7/29/2025	7/29/2031	758	737	749	0.1%	*3a(6)(8)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.26%	7/29/2025	7/29/2031	20,310	20,076	20,208	3.2%	*3b(6)
Invited, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	6/9/2026	6/9/2032	—	(14)	(14)	0.0%	*(6)(8)
Invited, Inc.	First Lien Revolving Loan	SOFR + 5.25%	—	6/9/2026	6/9/2032	—	(41)	(43)	0.0%	*(6)(8)
Invited, Inc.	First Lien Term Loan	SOFR + 5.25%	9.15%	6/9/2026	6/9/2032	42,647	42,234	42,220	6.7%	*3a(6)

						63,715	62,974	63,120	10.0%

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.57%	10/21/2024	9/29/2028	213	212	213	0.0%	*3b(6)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.58%	10/21/2024	9/29/2028	122	119	122	0.0%	*3b(6)(8)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.57%	10/21/2024	9/29/2028	160	159	160	0.0%	*3b(6)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.57%	10/21/2024	9/29/2028	8,493	8,459	8,493	1.3%	*3b(6)
Galway Borrower LLC	First Lien Delayed Draw Term Loan #3	SOFR + 4.50%	8.57%	2/23/2026	9/29/2028	135	133	135	0.0%	*3b(6)(8)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.76%	10/21/2024	8/25/2028	33,298	33,183	33,298	5.2%	*3b(6)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.93%	8/29/2025	8/29/2032	2,493	2,456	2,433	0.4%	*3a(6)(8)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	—	8/29/2025	8/29/2032	—	(22)	(27)	0.0%	*(6)(8)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	8.32%	8/29/2025	8/29/2032	31,287	31,015	30,974	4.9%	*3b(6)

						76,201	75,714	75,801	11.8%

IT Services

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	1/9/2025	1/9/2032	—	(13)	—	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	—	1/9/2025	1/9/2032	—	(12)	(4)	0.0%	*(6)(8)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	9.07%	1/9/2025	1/9/2032	15,096	15,003	15,059	2.4%	*3b(6)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	9/12/2025	9/13/2032	—	(13)	—	0.0%	*(6)(8)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.27%	9/12/2025	9/13/2032	36,252	36,095	36,252	5.7%	*3b(6)

						51,348	51,060	51,307	8.1%

Leisure Products
Reveal Midco, LLC	First Lien Revolving Loan	SOFR + 5.50%	—	9/17/2026	9/17/2031	—	(69)	(70)	0.0%	*(6)(8)
Reveal Midco, LLC	First Lien Term Loan	SOFR + 5.50%	9.48%	9/17/2026	9/17/2032	38,500	37,735	37,730	5.9%	*3b(6)

						38,500	37,666	37,660	5.9%

Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	10.15%	11/20/2024	11/20/2030	15,680	15,476	15,563	2.5%	*3a(6)
JSG II, Inc.	First Lien Term Loan	SOFR + 4.75%	8.65%	8/31/2026	9/30/2032	50,000	49,629	49,625	7.8%	*3a(6)

						65,680	65,105	65,188	10.3%

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.90%	8/13/2025	8/13/2030	19,788	19,649	18,798	3.0%	*3a(6)

Professional Services
BNI Intermediate Holdings LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	7/31/2026	8/1/2033	—	(18)	(18)	0.0%	*(6)(8)
BNI Intermediate Holdings LLC	First Lien Revolving Loan	SOFR + 5.25%	—	7/31/2026	8/1/2033	—	(72)	(74)	0.0%	*(6)(8)
BNI Intermediate Holdings LLC	First Lien Term Loan	SOFR + 5.25%	9.07%	7/31/2026	8/1/2033	22,000	21,676	21,670	3.4%	*3b(6)
BNI Intermediate Holdings LLC	First Lien Term Loan #2	EURIBOR + 5.25%	7.71%	7/31/2026	8/1/2033	14,766	14,737	14,545	2.3%	*3e(6)(12)
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	—	11/1/2024	9/22/2028	—	(6)	—	0.0%	*(6)(8)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.82%	11/1/2024	9/22/2028	11,001	10,941	11,001	1.7%	*3b(6)

						47,767	47,258	47,124	7.4%

Software
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	5/20/2025	6/21/2028	—	—	—	0.0%	*(6)(8)
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.26%	5/20/2025	6/21/2029	39,698	39,698	39,698	6.3%	*3b(6)
Apple Bidco Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	1/22/2026	1/22/2033	—	(12)	(162)	0.0%	*(6)(8)
Apple Bidco Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.50%	8.57%	1/22/2026	1/22/2033	848	838	773	0.1%	*3b(6)(8)
Apple Bidco Holdings, Inc.	First Lien Term Loan	SOFR + 4.50%	8.57%	1/22/2026	1/22/2033	18,040	17,957	17,454	2.7%	*3b(6)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.75%	—	8/15/2025	8/16/2032	—	(5)	(6)	0.0%	*(6)(8)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	8/15/2025	8/16/2032	32,192	32,122	32,112	5.1%	*3b(6)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.75%	8.48%	12/29/2025	8/16/2032	9,220	9,157	9,197	1.4%	*3b(6)
Flexera Software LLC	First Lien Term Loan #3	EURIBOR + 4.75%	7.23%	8/15/2025	8/16/2032	12,041	12,389	12,011	1.9%	*3e(6)(12)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	1/10/2025	1/12/2032	—	(7)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	1/10/2025	1/12/2032	—	(9)	—	0.0%	*(6)(8)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.40%	1/10/2025	1/12/2032	13,593	13,558	13,593	2.1%	*3a(6)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.82%	10/2/2025	2/10/2028	1,474	1,469	1,470	0.2%	*3b(6)(8)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.82%	11/12/2024	2/10/2028	500	499	495	0.1%	*3b(6)(8)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.82%	11/5/2024	2/10/2028	40,686	40,643	40,584	6.4%	*3b(6)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	10/14/2025	10/14/2032	—	(15)	—	0.0%	*(6)(8)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	—	10/14/2025	10/14/2031	—	(2)	(1)	0.0%	*(6)(8)
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.89%	10/14/2025	10/14/2032	15,161	15,096	15,123	2.4%	*3a(6)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.57%	10/21/2024	8/29/2031	5,575	5,560	5,575	0.9%	*3b(6)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	—	10/21/2024	8/29/2031	—	(5)	—	0.0%	*(6)(8)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.57%	10/21/2024	8/29/2031	17,078	17,046	17,078	2.7%	*3b(6)

						206,106	205,977	204,994	32.3%

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.35%	10/21/2024	7/25/2028	35,535	35,367	35,535	5.6%	*3c(6)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	9.02%	9/25/2025	7/25/2028	9,632	9,546	9,521	1.5%	*3b(6)(8)

						45,167	44,913	45,056	7.1%

Trading Companies & Distributors
Radwell Parent, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.82%	3/2/2026	4/1/2030	2,024	2,019	2,024	0.3%	*3b(6)
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.82%	3/4/2026	4/1/2030	780	733	780	0.1%	*3b(6)(8)
Radwell Parent, LLC	First Lien Revolving Loan	SOFR + 4.75%	8.82%	3/2/2026	4/1/2030	199	195	199	0.0%	*3b(6)(8)
Radwell Parent, LLC	First Lien Term Loan #2	SOFR + 4.75%	8.82%	3/2/2026	4/1/2030	16,666	16,628	16,666	2.6%	*3b(6)
Radwell Parent, LLC	First Lien Term Loan	SOFR + 4.75%	8.82%	3/2/2026	4/1/2030	8,643	8,624	8,643	1.4%	*3b(6)

						28,312	28,199	28,312	4.4%
Transportation Infrastructure
AWP Group Holdings, Inc.	First Lien Revolving Loan	SOFR + 5.25%	9.12%	4/17/2026	12/22/2032	1,619	1,581	1,578	0.2%	*3b(6)(8)

Investments (1),(2)	Investment Type	Reference Rate and Spread (3)	All In Rate (3)	Acquisition Date	Maturity Date	Par ($) / Shares(4)	Cost/Amortized Cost(5)	Fair Value	Percentage of Net Assets	Footnotes
AWP Group Holdings, Inc.	First Lien Term Loan	SOFR + 5.25%	6.45% cash / 3.28% PIK	4/17/2026	12/22/2032	34,788	34,544	34,527	5.4%	*3b(6)

						36,407	36,125	36,105	5.6%

Total non-controlled/non-affiliated company debt investments						1,458,539	1,443,172	1,446,790	227.9%

Equity investments
Commercial Services & Supplies
Firebird Co-Invest L.P.	LP Interest			1/29/2025	N/A		4,790	6,066	1.0%	*(7)(8)(10)(13)

Energy Equipment and Services
RC VI Power Holdings LLC	Common Stock			9/23/2026	N/A	5,000	5,000	5,000	0.8%	^(10)(13)

Leisure Products
Seek Lender Aggregator LLC	Preferred stock			9/17/2026	N/A	1,250	1,250	1,250	0.2%	*(10)(13)
Seek Lender Aggregator LLC	Common Stock			9/17/2026	N/A	1,250,000	—	—	0.0%	*(10)(13)

							1,250	1,250	0.2%

Total non-controlled/non-affiliated company equity investments							11,040	12,316	2.0%

Total non-controlled/non-affiliated company investments							1,454,212	1,459,106	229.9%

Non-controlled/affiliated
Equity investments
Investment Funds
AGL EPCI I	LLC Interest			3/25/2026	N/A		24,025	23,450	3.7%	(7)(10)(14)

Total non-controlled/affiliated equity investments							24,025	23,450	3.7%

Total non-controlled/affiliated company investments							24,025	23,450	3.7%

Total investments							$1,478,237	$1,482,556	233.6%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Government Institutional Fund			3.8%				27,483	27,483	4.3%	*
State Street Institutional Treasury Money Market Fund			3.8%				93	93	0.0%	*
Total money market funds							27,576	27,576	4.3%
Total investments and money market funds							$1,505,813	$1,510,132	237.9%
(1)
Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, all of the Company's investments were non-controlled, non-affiliated investments, except for the Company's investment in AGL EPCI I.
(2)
As of September 30, 2026, the Company had no portfolio company investments on non-accrual status.
(3)
Unless otherwise indicated, each loan contained a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either Euro Interbank Offer Rate (“Euribor” or “E”), the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include the federal funds effective rate or the prime rate), at the borrower's option, and which reset periodically based on the terms of the loan agreement. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The terms in the Consolidated Schedule of Investments disclose the weighted average interest rate in effect as of the reporting period. As of September 30, 2026, 94.7% (based on par) of debt securities contained floors which range between 0.50% and 2.00%.
a.
Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 3.91% as of September 30, 2026.
b.
Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.08% as of September 30, 2026.
c.
Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.27% as of September 30, 2026.
d.
Denotes that all or a portion of the contract was indexed to the 360-day Term SOFR which was 4.60% as of September 30, 2026.
e.
Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.32% as of September 30, 2026.

(4)
The total par amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
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
(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, total non-qualifying assets at fair value represented 4.8% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(10)
All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $35,766 or 5.6% of the Company’s net assets.
(11)
This investment is valued using observable inputs and is considered a Level 2 investment.
(12)
This investment is denominated in Euros.
(13)
Non-income producing investment.
(14)
Under the Investment Company Act of 1940, as amended, the Company is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company was deemed an affiliated person of AGL EPCI I, but did not control it. Transactions during the nine months ended September 30, 2026 in which the issuer was an affiliated person (but not a controlled person) of the Company were as follows:

Portfolio Company	Fair Value as of December 31, 2025	Gross Additions(a)	Gross Reductions(b)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2026	Dividend Income(c)
AGL EPCI I	$—	$24,025	$—	$—	$(575)	$23,450	$1,602
Total non-controlled/affiliated	$—	$24,025	$—	$—	$(575)	$23,450	$1,602

a.
Gross additions include increases in the cost basis of investments resulting from new portfolio investments (capital contributions to AGL EPCI I), follow-on investments.
b.
Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and return of capital distributions.
c.
Represents dividend income recognized from AGL EPCI I during the nine months ended September 30, 2026.

* All or a portion of the investment collateralizes one or more of the Company's borrowing facilities (see Note 6 to accompanying notes to consolidated financial statements).

^ Investment is held through PCIF Blocker I, a consolidated taxable subsidiary.

See accompanying notes to consolidated financial statements

AGL Private Credit Income Fund

Consolidated Schedule of Investments (unaudited) (Continued)

September 30, 2026

(In thousands, except share and per share amounts)

We have commitments to fund various first lien senior secured revolving, delayed draw loans and equity investments. As of September 30, 2026, total unfunded commitments were $284,925.

Investments (1)(2)	Commitment Type	Unfunded Commitment
Alliance Animal Health Topco, LLC	Delayed Draw Term Loan	$3,666
Anaplan, Inc.	Revolving Loan	3,022
Apple Bidco Holdings, Inc.	Delayed Draw Term Loan	5,397
Apple Bidco Holdings, Inc.	Revolving Loan	1,465
AWP Group Holdings, Inc.	Revolving Loan	3,838
BNI Intermediate Holdings LLC	Delayed Draw Term Loan	2,450
BNI Intermediate Holdings LLC	Revolving Loan	4,900
C3 AcquisitionCo, LLC	Delayed Draw Term Loan	14,754
C3 AcquisitionCo, LLC	Revolving Loan	5,533
Chartis Group, LLC, The	Delayed Draw Term Loan	2,365
Chartis Group, LLC, The	Revolving Loan	1,570
Cliffwater LLC	Revolving Loan	4,235
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan	1,362
Coding Solutions Acquisition, Inc.	Delayed Draw Term Loan #2	7,260
Coding Solutions Acquisition, Inc.	Revolving Loan	3,060
Continental Buyer, Inc.	Delayed Draw Term Loan	3,630
Continental Buyer, Inc.	Revolving Loan	2,593
Cooper's Hawk Intermediate Holding, LLC	Delayed Draw Term Loan	1,768
Cooper's Hawk Intermediate Holding, LLC	Revolving Loan	1,011
Creation Technologies Inc.	Delayed Draw Term Loan	7,143
Creation Technologies Inc.	Revolving Loan	6,714
Edition Holdings, Inc.	Delayed Draw Term Loan	5,696
Edition Holdings, Inc.	Revolving Loan	2,825
Elk Bidco, Inc.	Delayed Draw Term Loan	2,833
Elk Bidco, Inc.	Revolving Loan	2,550
Endor Purchaser, Inc.	Delayed Draw Term Loan	2,119
Endor Purchaser, Inc.	Revolving Loan	1,580
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	3,930
Firebird Acquisition Corp, Inc.	Revolving Loan	3,716
Flexera Software LLC	Revolving Loan	2,470
Galway Borrower LLC	Delayed Draw Term Loan #3	606
Galway Borrower LLC	Revolving Loan	641
IG Investments Holdings, LLC	Revolving Loan	1,257
InhabitlQ, Inc.	Delayed Draw Term Loan	3,824
InhabitlQ, Inc.	Revolving Loan	2,390
Invited, Inc.	Delayed Draw Term Loan	2,899
Invited, Inc.	Revolving Loan	4,348
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	3,539
Koala Investment Holdings, Inc.	Revolving Loan	2,681
Mountain Parent, Inc.	Revolving Loan	5,889
MRI Software LLC	Delayed Draw Term Loan	575
MRI Software LLC	Revolving Loan	1,500
Navex Global Holdings Corporation	Delayed Draw Term Loan	7,121
Navex Global Holdings Corporation	Revolving Loan	368
OLO Parent, Inc.	Revolving Loan	3,404
Radwell Parent, LLC	Delayed Draw Term Loan	9,750
Radwell Parent, LLC	Revolving Loan	1,792
Reveal Midco, LLC	Revolving Loan	3,500
Saturn Sound Bidco Limited	Delayed Draw Term Loan	6,090
SimonMed, Inc.	Delayed Draw Term Loan	1,424
SimonMed, Inc.	Revolving Loan	2,498
Solis Mammography Buyer, Inc.	Delayed Draw Term Loan	1,102
Solis Mammography Buyer, Inc.	Revolving Loan	1,453
Spotless Brands, LLC	Delayed Draw Term Loan #2	12,648
Star Holdings Bidco, Inc.	Delayed Draw Term Loan	4,407
Star Holdings Bidco, Inc.	Revolving Loan	848
Superman Holdings, LLC	Revolving Loan	2,506
Thompson Safety LLC	Delayed Draw Term Loan	12,305
Thompson Safety LLC	Revolving Loan	1,256
Titan BW Borrower L.P.	Delayed Draw Term Loan	1,134
Titan BW Borrower L.P.	Revolving Loan	5,668
Wrench Group LLC	Delayed Draw Term Loan	2,999
Wrench Group LLC	Revolving Loan	2,999
Xifin, Inc.	Revolving Loan	2,074
Firebird Co-Invest L.P.	Equity	250
AGL Enhanced PC Income I LLC	Equity	51,725
		$284,925
(1)
Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)
The commitment was unfunded as of September 30, 2026. As such, no interest is being earned on this investment. The investment could be subject to an unused facility fee.

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

On August 13, 2024, the Company formed two wholly-owned subsidiaries, PCIF Vigilant Funding LLC (“PCIF Vigilant”) and PCIF Defender Funding LLC (“PCIF Defender”), and on July 24, 2026, formed a wholly-owned subsidiary, AGL PCIF Blocker I LLC (“PCIF Blocker I”), each a Delaware limited liability company.

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

AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, the Company and certain vehicles managed by Vintage Strategies at Goldman Sachs Alternatives (“the Initial JV Member”) entered into an amended and restated limited liability company agreement for AGL EPCI I (the “A&R LLC Agreement”), an unconsolidated entity. On May 19, 2026, the Company, the Initial JV Member (together with the Joining Vintage Strategies Members (as defined below), collectively, “Vintage Strategies”) and a vehicle managed by the Alberta Investment Management Corporation (“AIMCo”) (each, a “Member,” and collectively, the “Members”) entered into a second amended and restated limited liability company agreement for AGL EPCI I (the “Second A&R LLC Agreement”). The Second A&R LLC Agreement reflects the admission of AIMCo and two additional vehicles managed by the Initial JV Member (the “Joining Vintage Strategies Members”) as Members of AGL EPCI I pursuant to a transfer by the Initial JV Member of an aggregate of $54,000 of its limited liability company interests in AGL EPCI I, with AIMCo acquiring from the Initial JV Member an aggregate of 13.64% of the limited liability company interests in AGL EPCI I, and the Joining Vintage Strategies Members acquiring from the Initial JV Member an aggregate of 4.33% of the limited liability company interests in AGL EPCI I. As of September 30, 2026, the Members intend to invest up to $300,000 in the aggregate in AGL EPCI I, with the Company investing up to $75,000, Vintage Strategies investing up to $184,091 and AIMCo investing up to $40,909. In addition, as of September 30, 2026, AGL EPCI I has $300,000 in third-party debt financing. AGL EPCI I principally focuses on U.S. senior secured, corporate direct lending, consistent with the Company’s core origination strategy. AGL EPCI I is currently managed by a six-member board, on which the Company and Vintage Strategies each have two representatives, AIMCo has one representative, and one board member who is independent of the Members and elected, designated and appointed by mutual written agreement of the Members. The Company, Vintage Strategies and AIMCo have a 25%, 61.36% and 13.64% economic ownership of AGL EPCI I, respectively. By virtue of their respective economic ownership interests, each Member indirectly bears an allocable share of all expenses and other obligations of AGL EPCI I.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than a controlled investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries, PCIF Vigilant, PCIF Defender and PCIF Blocker I. PCIF Blocker I was formed primarily to provide specific tax treatment for certain equity and other investments held by it. All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include funds from time to time deposited with financial institutions and highly liquid investments, including money market funds, not held for resale with original maturities of three months or less at the date of purchase. Cash consists of deposits held at a custodian bank and, at times, may exceed insured limits under applicable law. As of September 30, 2026 and December 31, 2025, the Company held money market accounts included in cash and cash equivalents of $4,135 and $2,598, respectively.

Restricted cash and cash equivalents

Restricted cash and cash equivalents includes amounts in reserve to fund draws on our credit borrowing facilities. As of September 30, 2026 and December 31, 2025, the Company held money market accounts included in restricted cash and cash equivalents of $23,441 and $21,429, respectively.

Foreign currency translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.

Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included within the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

If a portfolio company's valuation indicates the value of its PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible. For the three and nine months ended September 30, 2026, the Company had $768 and $1,976, respectively, of PIK interest income. For the three and nine months ended September 30, 2025, the Company had $434 and $762, respectively, of PIK interest income.

Non-Accrual Income

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, the Company had no portfolio company investments on non-accrual status.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2026, the Company recorded dividend income of $787 and $1,602, respectively, from the Company's investment in AGL EPCI I. The Company did not record any dividend income for the three and nine months ended September 30, 2025.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

For the three and nine months ended September 30, 2026, the Company had $382 and $1,406, respectively, of fee income which was non-recurring. For the three and nine months ended September 30, 2025, the Company had no fee income and $500 of fee income, respectively, which was non-recurring.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company intends to make the requisite distributions to its shareholders, which will generally relieve the Company from corporate-level income taxes. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions through September 30, 2026. The Company's tax returns since inception remain subject to examination by U.S. federal and most state tax authorities.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement: Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which amends ASC 820 to require investment companies within the scope of ASC 946 to consider the effect of a contractual sale restriction when measuring an equity security’s fair value. The ASU is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period on any date on or after the issuance date of the ASU. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2026, the Base Management Fee incurred by the Company was $1,798 and $5,136, respectively. For the three and nine months ended September 30, 2025, the Base Management Fee incurred by the Company was $1,185 and $2,771, respectively.

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

For the three and nine months ended September 30, 2026, the Incentive Fees on income incurred by the Company were $2,085 and $6,174, respectively. For the three and nine months ended September 30, 2025, the Incentive Fees on income incurred by the Company were $1,413 and $3,267, respectively.

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

For the three and nine months ended September 30, 2026, the Incentive Fee on capital gains under U.S. GAAP incurred by the Company was $0 and $0, respectively. For the three and nine months ended September 30, 2025, the Incentive Fee on capital gains under U.S. GAAP incurred by the Company was $(25) and $30, respectively.

The Adviser voluntarily has agreed to partially waive certain Incentive Fee on capital gains. For the three and nine months ended September 30, 2026, there was no Incentive Fee on capital gains waived by the Adviser. For the three and nine months ended September 30, 2025, the Adviser waived Incentive Fee on capital gains of $0 and $30, respectively.

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

For the three and nine months ended September 30, 2026, fees for allocated shared services under the Administration Agreement incurred by the Company were $1,031 and $3,093, respectively. For the three and nine months ended September 30, 2025, fees for allocated shared services under the Administration Agreement incurred by the Company were $941 and $2,791, respectively. As of September 30, 2026 and December 31, 2025, $7,673 and $4,580, respectively, in administrative service fees were unpaid and were reflected in payable to affiliate.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser pays, on a quarterly basis, Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 1.50% (on annualized basis) of the Company’s net asset value. As of September 30, 2026 and December 31, 2025, the amounts receivable under this arrangement is shown under Receivable from Adviser in the consolidated statements of assets and liabilities. “Other Operating Expenses” means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement)), excluding the Company’s Management Fees and Incentive Fees owed to the Adviser, financing fees and costs, brokerage commissions, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

For the three and nine months ended September 30, 2026, the expense reimbursements recognized by the Company were $2,238 and $6,293, respectively. For the three and nine months ended September 30, 2025, the expense reimbursements recognized by the

Company were $2,131 and $6,688, respectively. Since inception, the Adviser has elected to permanently waive its right to reimbursement of $3,539 under the Expense Support Agreement. As of September 30, 2026 and December 31, 2025, the amount outstanding is included under Payable to Adviser in the consolidated statements of assets and liabilities.

Co-Investment Relief

The Company and the Adviser have been granted an exemptive order from the SEC (the “Order”) that permits the Company and the Adviser, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates (“Affiliated Funds”), subject to certain terms and conditions. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Even though the Company and any Affiliated Fund co-invest in the same securities, any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating funds. To mitigate these conflicts, the Adviser and its Affiliated Funds participating in transactions under the Order will seek to allocate such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis and in accordance with their respective allocation policies, and the other applicable conditions of the Order. If the Adviser determines that an investment is not appropriate for the Company, the investment will not be allocated to the Company. On a quarterly basis, the Adviser will provide the Board with reports or other information requested by the Board related to the Company’s participation in co-investment transactions and a summary of related matters, if any, deemed significant that may have arisen during the relevant period.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost/amortized cost and fair value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt(1)	$1,443,172	$1,446,790	97.6%	$1,345,998	$1,350,326	99.6%
Equity	35,065	35,766	2.4	4,790	5,315	0.4
Total	$1,478,237	$1,482,556	100.0%	$1,350,788	$1,355,641	100.0%

(1)
First lien debt consists of first lien term loans, first lien delayed draw term loans and first lien revolvers.

The industry compositions of the portfolio at cost/amortized cost and fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$79,360	$79,997	5.4%	$101,363	$102,013	7.6%
Automobile Components	44,477	44,325	3.0	24,781	25,000	1.8
Commercial Services & Supplies	50,744	51,372	3.5	59,726	60,572	4.5
Containers & Packaging	20,574	20,671	1.4	23,670	23,760	1.8
Diversified Consumer Services	80,485	80,810	5.5	102,751	103,133	7.6
Diversified Financial Services	43,663	43,744	2.9	58,435	58,435	4.3
Electrical Equipment	55,815	58,191	3.9	63,412	64,025	4.7
Electronic Equipment, Instruments and Components	35,683	35,678	2.4	—	—	—
Energy Equipment & Services	96,697	96,769	6.5	27,653	27,653	2.0
Health Care Equipment & Supplies	37,335	38,154	2.6	44,927	43,750	3.2
Health Care Providers & Services	93,891	94,158	6.3	111,125	111,598	8.2
Health Care Technology	139,598	140,522	9.5	157,982	158,976	11.7
Hotels, Restaurants & Leisure	62,974	63,120	4.3	20,213	20,236	1.5
Insurance	75,714	75,801	5.1	76,743	77,108	5.7
Investment Funds	24,025	23,450	1.6	—	—	—
IT Services	51,060	51,307	3.5	63,241	63,363	4.7
Leisure Products	38,916	38,910	2.6	—	—	—
Machinery	65,105	65,188	4.4	68,320	68,606	5.1
Personal Care Products	19,649	18,798	1.3	24,797	24,688	1.8
Professional Services	47,258	47,124	3.2	15,450	15,576	1.1
Semiconductors & Semiconductor Equipment	—	—	—	42,786	43,323	3.2
Software	205,977	204,994	13.8	211,348	211,518	15.6
Specialty Retail	44,913	45,056	3.0	52,065	52,308	3.9
Trading Companies & Distributors	28,199	28,312	1.9	—	—	—
Transportation Infrastructure	36,125	36,105	2.4	—	—	—
Total	$1,478,237	$1,482,556	100.0%	$1,350,788	$1,355,641	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of a portfolio company’s business.

	As of September 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,434,540	$1,438,575	97.0%	$1,291,499	$1,295,805	95.6%
United Kingdom	43,697	43,981	3.0	59,289	59,836	4.4
Total	$1,478,237	$1,482,556	100.0%	$1,350,788	$1,355,641	100.0%

Investment in AGL Enhanced PC Income I LLC (“AGL EPCI I”)

On March 9, 2026, the Company and the Initial JV Member entered into the A&R LLC Agreement for AGL EPCI I. On May 19, 2026, the Company, Vintage Strategies and AIMCo entered into the Second A&R LLC Agreement, which reflects the admission of AIMCo and the Joining Vintage Strategies Members as Members of AGL EPCI I pursuant to a transfer by the Initial JV Member of an aggregate of $54,000 of its limited liability company interests in AGL EPCI I, with AIMCo acquiring from the Initial JV Member an aggregate of 13.64% of the limited liability company interests in AGL EPCI I, and the Joining Vintage Strategies Members acquiring from the Initial JV Member an aggregate of 4.33% of the limited liability company interests in AGL EPCI I. As of September 30, 2026, the Members intend to invest up to $300,000 in the aggregate in AGL EPCI I, with the Company investing up to $75,000, Vintage Strategies investing up to $184,091 and AIMCo investing up to $40,909. In connection with the formation of AGL EPCI I, the Company contributed $21,275 of equity capital and sold certain loan investments with an aggregate fair value of $230,096 to AGL EPCI I. The transaction was executed as part of the Company’s capital management strategy and resulted in a reduction of outstanding borrowings through the use of sale proceeds. The Company holds a 25% economic interest in AGL EPCI I. Its investment in AGL EPCI I is not consolidated on the Company’s financial statements and is carried at the fair value of its equity interest therein. As of September 30, 2026, the Company had an unfunded equity commitment of $51,725 to AGL EPCI I. See Note 1 for additional information regarding the structure and governance of AGL EPCI I.

Below is certain summarized financial information for AGL EPCI I as of and for the three months ended September 30, 2026 and for the period from March 25, 2026 (Commencement of Operations) to September 30, 2026:

September 30, 2026

Assets
Investments at fair value (cost/amortized cost of $256,372)	$256,961
Cash, restricted cash and cash equivalents	6,130
Other assets	1,324
Total Assets	$264,415
Liabilities
Debt (net of deferred financing costs of $1,855)	$165,429
Interest payable	1,792
Distributions payable	2,900
Other liabilities	494
Total Liabilities	170,615
Members' equity	$93,800
Total Liabilities and members' equity	$264,415

	For the three months ended September 30, 2026	For the period from March 25, 2026 (Commencement of Operations) to September 30, 2026

Investment income
Interest income	$5,936	$11,680
Other income	8	30
Total investment income	5,944	11,710
Expenses:
Interest and other financing expenses	2,678	4,968
Other expenses	306	731
Total expenses	2,984	5,699
Net investment income	2,960	6,011
Net change in unrealized appreciation (depreciation) from investments	1,170	589
Net increase (decrease) in net assets resulting from operations	$4,130	$6,600

AGL EPCI I Portfolio as of September 30, 2026

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Aerospace & Defense
Saturn Sound Bidco Limited	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	3/25/2026	12/3/2031	$—	$—	$—	(2)
Saturn Sound Bidco Limited	First Lien Term Loan	SOFR + 5.25%	9.01%	3/25/2026	12/3/2031	16,077	15,964	15,956	(2)
Titan BW Borrower L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.30%	3/25/2026	7/24/2032	439	437	439	(2)
Titan BW Borrower L.P.	First Lien Revolving Loan	SOFR + 4.50%	—	3/25/2026	7/24/2032	—	(10)	—	(2)
Titan BW Borrower L.P.	First Lien Term Loan	SOFR + 4.50%	6.26% cash / 2.44% PIK	3/25/2026	7/24/2032	8,851	8,791	8,851	(2)
						25,367	25,182	25,246

Automobile Components
Wheels Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	9.01%	3/25/2026	11/3/2031	5,000	5,000	4,925	(2)

Commercial Services & Supplies
Elk Bidco, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	3/25/2026	6/14/2032	—	—	(38)	(2)
Elk Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	3/25/2026	6/14/2032	—	—	(40)	(2)
Elk Bidco, Inc.	First Lien Term Loan	SOFR + 4.50%	8.40%	3/25/2026	6/14/2032	4,263	4,263	4,061	(2)
Firebird Acquisition Corp, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.32%	3/25/2026	2/2/2032	2,896	2,895	2,896	(2)
Firebird Acquisition Corp, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	3/25/2026	2/2/2032	—	—	—	(2)
Firebird Acquisition Corp, Inc.	First Lien Term Loan	SOFR + 4.50%	6.07% cash / 2.75% PIK	3/25/2026	2/2/2032	7,492	7,492	7,492	(2)
Thompson Safety LLC	First Lien Revolving Loan	PRIME + 4.00%	11.00%	3/25/2026	6/25/2032	41	40	40	(2)
Thompson Safety LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	8.89%	3/25/2026	6/25/2032	452	450	452	(2)
						15,144	15,140	14,863

Containers & Packaging
CSafe Acquisition Company, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%	9.57%	3/25/2026	12/14/2028	1,492	1,486	1,489	(2)
CSafe Acquisition Company, Inc.	First Lien Term Loan	SOFR + 5.75%	9.57%	3/25/2026	12/14/2028	1,485	1,479	1,481	(2)
						2,977	2,965	2,970

Diversified Consumer Services
Apex Service Partners, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.07%	3/25/2026	10/24/2030	14,838	14,771	14,801	(2)
Apex Service Partners, LLC	First Lien Term Loan	SOFR + 5.00%	9.07%	3/25/2026	10/24/2030	5,040	5,017	5,027	(2)
Wrench Group LLC	First Lien Revolving Loan	SOFR + 4.75%	—	6/26/2026	9/3/2031	—	(7)	(6)	(2)
Wrench Group LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	—	6/26/2026	9/3/2032	—	(4)	(2)	(2)
Wrench Group LLC	First Lien Term Loan	SOFR + 4.75%	8.82%	6/26/2026	9/3/2032	5,469	5,416	5,429	(2)
						25,347	25,193	25,249

Diversified Financial Services
Cliffwater LLC	First Lien Revolving Loan	SOFR + 4.50%	—	3/25/2026	4/22/2032	—	(9)	(7)	(2)
Cliffwater LLC	First Lien Term Loan	SOFR + 4.50%	8.40%	3/25/2026	4/22/2032	14,494	14,389	14,422	(2)
						14,494	14,380	14,415

Electrical Equipment
Maverick Power, LLC	First Lien Term Loan	SOFR + 5.00%	8.75%	6/26/2026	5/4/2031	7,462	7,372	7,612	(2)

Health Care Equipment & Services
Paradigm Parent, LLC	First Lien Term Loan	SOFR + 4.50%	8.57%	3/25/2026	4/16/2032	8,437	7,132	7,840	(2)

Health Care Providers & Services
Alliance Animal Health Topco, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%	9.00%	3/25/2026	12/22/2027	774	774	774	(2)
Chartis Group, LLC, The	First Lien Delayed Draw Term Loan	SOFR + 4.25%	8.32%	3/25/2026	9/17/2031	258	258	258	(2)
Chartis Group, LLC, The	First Lien Revolving Loan	SOFR + 4.25%	—	3/25/2026	9/17/2031	—	—	—	(2)
Chartis Group, LLC, The	First Lien Term Loan	SOFR + 4.25%	8.32%	3/25/2026	9/17/2031	3,390	3,390	3,390	(2)
SimonMed, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.67%	3/25/2026	2/19/2032	2,399	2,382	2,379	(2)
SimonMed, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.63%	3/25/2026	2/19/2031	1,072	1,059	1,058	(2)
SimonMed, Inc.	First Lien Term Loan	SOFR + 4.75%	8.51%	3/25/2026	2/19/2032	15,020	14,918	14,907	(2)
Solis Mammography Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	—	3/25/2026	5/29/2032	—	—	—	(2)
Solis Mammography Buyer, Inc.	First Lien Term Loan	SOFR + 4.75%	6.82% cash / 2.50% PIK	3/25/2026	5/29/2032	4,090	4,061	4,059	(2)
Solis Mammography Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.75%	8.82%	3/25/2026	5/29/2030	75	71	71	(2)
Star Holdings Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	3/25/2026	7/2/2030	—	—	(3)	(2)
Star Holdings Bidco, Inc.	First Lien Revolving Loan	SOFR + 5.25%	—	3/25/2026	7/2/2030	—	—	(1)	(2)
Star Holdings Bidco, Inc.	First Lien Term Loan	SOFR + 5.25%	8.98%	3/25/2026	7/2/2030	1,599	1,595	1,591	(2)
						28,677	28,508	28,483

Health Care Technology
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	3/25/2026	8/7/2031	—	—	—	(2)
Coding Solutions Acquisition, Inc.	First Lien Revolving Loan	SOFR + 5.00%	—	3/25/2026	8/7/2031	—	(2)	(2)	(2)
Coding Solutions Acquisition, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	—	3/25/2026	8/7/2031	—	—	—	(2)
Coding Solutions Acquisition, Inc.	First Lien Term Loan #2	SOFR + 5.00%	8.90%	3/25/2026	8/7/2031	1,360	1,357	1,357	(2)
Coding Solutions Acquisition, Inc.	First Lien Term Loan	SOFR + 5.00%	8.90%	3/25/2026	8/7/2031	8,673	8,653	8,651	(2)
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.65%	3/25/2026	4/2/2031	444	441	444	(2)
Continental Buyer, Inc.	First Lien Revolving Loan	SOFR + 4.75%	—	3/25/2026	4/2/2031	—	(3)	—	(2)

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Continental Buyer, Inc.	First Lien Term Loan	SOFR + 4.75%	8.65%	3/25/2026	4/2/2031	7,778	7,744	7,778	(2)
Mountain Parent, Inc.	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.70%	3/25/2026	6/27/2031	312	312	312	(2)
Mountain Parent, Inc.	First Lien Revolving Loan	SOFR + 4.75%	—	3/25/2026	6/27/2031	—	—	—	(2)
Mountain Parent, Inc.	First Lien Term Loan	SOFR + 4.75%	8.82%	3/25/2026	6/27/2031	3,014	3,014	3,014	(2)
Xifin, Inc.	First Lien Revolving Loan	PRIME + 3.75%	10.75%	3/25/2026	7/31/2031	77	77	77	(2)
Xifin, Inc.	First Lien Term Loan	SOFR + 4.75%	8.82%	3/25/2026	7/31/2031	4,197	4,197	4,197	(2)
						25,855	25,790	25,828

Hotels, Restaurants & Leisure
Cooper's Hawk Intermediate Holding, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	—	3/25/2026	7/29/2031	—	—	—	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Revolving Loan	SOFR + 5.50%	9.36%	3/25/2026	7/29/2031	32	31	31	(2)
Cooper's Hawk Intermediate Holding, LLC	First Lien Term Loan	SOFR + 5.50%	9.26%	3/25/2026	7/29/2031	846	837	842	(2)
Invited, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.25%	—	9/11/2026	6/9/2032	—	(4)	(4)	(2)
Invited, Inc.	First Lien Revolving Loan	SOFR + 5.25%	—	9/11/2026	6/9/2032	—	(11)	(11)	(2)
Invited, Inc.	First Lien Term Loan	SOFR + 5.25%	9.15%	9/11/2026	6/9/2032	10,662	10,556	10,555	(2)
						11,540	11,409	11,413

Insurance
Galway Borrower LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.50%	8.57%	3/25/2026	9/29/2028	66	66	66	(2)
Galway Borrower LLC	First Lien Revolving Loan	SOFR + 4.50%	8.58%	3/25/2026	9/29/2028	38	38	38	(2)
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.57%	3/25/2026	9/29/2028	49	49	50	(2)
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%	8.57%	3/25/2026	9/29/2028	2,628	2,628	2,628	(2)
Galway Borrower LLC	First Lien Delayed Draw Term Loan #3	SOFR + 4.50%	8.57%	6/26/2026	9/29/2028	91	91	91	(2)
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR + 5.00%	8.76%	3/25/2026	8/25/2028	2,981	2,981	2,981	(2)
Koala Investment Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.25%	7.93%	3/25/2026	8/29/2032	623	613	608	(2)
Koala Investment Holdings, Inc.	First Lien Revolving Loan	SOFR + 4.25%	—	3/25/2026	8/29/2032	—	(3)	(7)	(2)
Koala Investment Holdings, Inc.	First Lien Term Loan	SOFR + 4.25%	8.32%	3/25/2026	8/29/2032	7,822	7,784	7,743	(2)
						14,298	14,247	14,198

IT Services
Endor Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	3/25/2026	1/9/2032	—	—	—	(2)
Endor Purchaser, Inc.	First Lien Revolving Loan	SOFR + 5.00%	—	3/25/2026	1/9/2032	—	—	—	(2)
Endor Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%	9.07%	3/25/2026	1/9/2032	4,791	4,781	4,779	(2)
OLO Parent, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	3/25/2026	9/13/2032	—	(3)	—	(2)
OLO Parent, Inc.	First Lien Term Loan	SOFR + 4.50%	8.27%	3/25/2026	9/13/2032	8,737	8,697	8,737	(2)
						13,528	13,475	13,516
Machinery
Dune Acquisition Inc.	First Lien Term Loan	SOFR + 6.25%	10.15%	3/25/2026	11/20/2030	3,970	3,933	3,940	(2)

Personal Care Products
Vivos Holdings, LLC	First Lien Term Loan	SOFR + 6.00%	9.90%	3/25/2026	8/13/2030	4,962	4,906	4,714	(2)

Professional Services
IG Investments Holdings, LLC	First Lien Revolving Loan	SOFR + 5.00%	—	3/25/2026	9/22/2028	—	—	—	(2)
IG Investments Holdings, LLC	First Lien Term Loan	SOFR + 5.00%	8.82%	3/25/2026	9/22/2028	4,457	4,457	4,457	(2)
						4,457	4,457	4,457

Software
Anaplan, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	6/26/2026	6/21/2028	—	—	—	(2)
Anaplan, Inc.	First Lien Term Loan	SOFR + 4.50%	8.26%	3/25/2026	6/21/2029	6,012	6,012	6,012	(2)
Flexera Software LLC	First Lien Revolving Loan	SOFR + 4.75%	—	3/25/2026	8/16/2032	—	(1)	(1)	(2)
Flexera Software LLC	First Lien Term Loan #2	SOFR + 4.75%	8.48%	3/25/2026	8/16/2032	840	839	838	(2)
Flexera Software LLC	First Lien Term Loan	SOFR + 4.75%	8.48%	3/25/2026	8/16/2032	2,934	2,928	2,927	(2)
InhabitlQ, Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%	—	3/25/2026	1/12/2032	—	—	—	(2)
InhabitlQ, Inc.	First Lien Revolving Loan	SOFR + 4.50%	—	3/25/2026	1/12/2032	—	—	—	(2)
InhabitlQ, Inc.	First Lien Term Loan	SOFR + 4.50%	8.40%	3/25/2026	1/12/2032	3,414	3,414	3,414	(2)
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.82%	3/25/2026	2/10/2028	229	228	228	(2)
MRI Software LLC	First Lien Revolving Loan	SOFR + 4.75%	8.82%	3/25/2026	2/10/2028	78	77	77	(2)
MRI Software LLC	First Lien Term Loan	SOFR + 4.75%	8.82%	3/25/2026	2/10/2028	6,320	6,310	6,304	(2)
Navex Global Holdings Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%	—	3/25/2026	10/14/2032	—	(1)	—	(2)
Navex Global Holdings Corporation	First Lien Revolving Loan	SOFR + 5.00%	—	3/25/2026	10/14/2031	—	—	—	(2)
Navex Global Holdings Corporation	First Lien Term Loan	SOFR + 5.00%	8.89%	3/25/2026	10/14/2032	1,339	1,333	1,335	(2)
Superman Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%	8.57%	3/25/2026	8/29/2031	880	880	880	(2)
Superman Holdings, LLC	First Lien Revolving Loan	SOFR + 4.50%	—	3/25/2026	8/29/2031	—	—	—	(2)
Superman Holdings, LLC	First Lien Term Loan	SOFR + 4.50%	8.57%	3/25/2026	8/29/2031	2,697	2,697	2,697	(2)
						24,743	24,716	24,711

Specialty Retail
Spotless Brands, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%	9.35%	3/25/2026	7/25/2028	12,227	12,227	12,227	(2)
Spotless Brands, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 5.00%	9.02%	3/25/2026	7/25/2028	3,314	3,285	3,276	(2)
						15,541	15,512	15,503

Trading Companies & Distributors

Investments	Investment Type	Reference Rate and Spread (1)	All In Rate (1)	Acquisition Date	Maturity Date	Par ($) / Shares	Cost/Amortized Cost	Fair Value	Footnotes
Radwell Parent, LLC	First Lien Delayed Draw Term Loan #2	SOFR + 4.75%	8.82%	6/26/2026	4/1/2030	506	505	506	(2)
Radwell Parent, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%	8.82%	6/26/2026	4/1/2030	195	189	195	(2)
Radwell Parent, LLC	First Lien Revolving Loan	SOFR + 4.75%	8.82%	6/26/2026	4/1/2030	50	49	50	(2)
Radwell Parent, LLC	First Lien Term Loan #2	SOFR + 4.75%	8.82%	6/26/2026	4/1/2030	4,167	4,156	4,166	(2)
Radwell Parent, LLC	First Lien Term Loan	SOFR + 4.75%	8.82%	6/26/2026	4/1/2030	2,161	2,156	2,161	(2)
						7,079	7,055	7,078

Total portfolio investments						$258,878	$256,372	$256,961

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
a.
The 30-day Term SOFR was 3.91% as of September 30, 2026.
b.
The 90-day Term SOFR was 4.08% as of September 30, 2026.
c.
The 180-day Term SOFR was 4.27% as of September 30, 2026.
d.
The 360-day Term SOFR was 4.60% as of September 30, 2026.
(2)
This investment was held by both the Company and AGL EPCI I as of September 30, 2026.

Note 5. Fair Value Measurements

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements: As of September 30, 2026
Description	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Assets, at fair value:
First lien debt	$—	$38,154	$1,408,636	$—	$1,446,790
Equity	—	—	6,250	29,516	35,766
Money market funds	27,576	—	—	—	27,576
Total assets, at fair value:	$27,576	$38,154	$1,414,886	$29,516	$1,510,132

	Fair Value Measurements: As of December 31, 2025
Description	Level 1	Level 2	Level 3	NAV as Practical Expedient	Total
Assets, at fair value:
First lien debt	$—	$43,750	$1,306,576	$—	$1,350,326
Equity	—	—	—	5,315	5,315
Money market funds	24,027	—	—	—	24,027
Total assets, at fair value:	$24,027	$43,750	$1,306,576	$5,315	$1,379,668

The Company accounts for its interest in AGL EPCI I as an investment measured at fair value on the Company’s Consolidated
Statement of Assets and Liabilities.

As of September 30, 2026 and December 31, 2025, investments with a fair value of $29,516 and $5,315, respectively, were excluded from the fair value hierarchy leveling table as the fair value of the investments were measured at NAV using NAV as a practical expedient.

As of September 30, 2026 and December 31, 2025, the Company held investments measured at fair value using the net asset value (“NAV”) practical expedient under ASC 820. These investments consisted of interests in limited partnerships that qualify as an investment company under ASC 946. The NAV of each of the limited partnerships is based on their respective fair value of the underlying investments, which is determined in accordance with U.S. GAAP. The Company believes that the NAV of the limited partnerships represented the fair value of these investments at the measurement date.

The following tables present a summary of the investment measured using NAV as a practical expedient as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interests	$29,516	$51,975	Not redeemable	N/A	Liquidity in the form of distributions

	As of December 31, 2025
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period	Expected Liquidation
Limited Partnership Interest	$5,315	$250	Not redeemable	N/A	Liquidity in the form of distributions

The Company does not have the ability to redeem its interests in the limited partnerships. Distributions, if any, may occur at irregular intervals or not at all, and the exact timing of distributions cannot be determined. Distributions may be received from time to time or through the dissolution, and subsequent termination, of the limited partnerships.

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30, 2026
	First Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,306,576	$—	$1,306,576
Purchase of investments	488,567	27,525	516,092
Proceeds from sale of investments and principal repayments	(389,213)	—	(389,213)
Transfers out of Level 3	—	(21,275)	(21,275)
Net accretion of discount and amortization of premium	2,685	—	2,685
Payment-in-kind interest capitalized	1,844	—	1,844
Net realized gain (loss) on investments	884	—	884
Net change in unrealized appreciation (depreciation) on investments	(2,707)	—	(2,707)
Fair value, end of period	$1,408,636	$6,250	$1,414,886
Net change in unrealized appreciation (depreciation) related to investments still held as of September 30, 2026	$(1,981)	$—	$(1,981)

Nine months ended September 30, 2025
First Lien Debt
Fair value, beginning of period	$449,601
Purchase of investments	680,979
Proceeds from sale of investments and principal repayments	(34,620)
Transfers out of Level 3	(36,400)
Net accretion of discount and amortization of premium	928
Payment-in-kind interest capitalized	501
Net change in unrealized appreciation (depreciation) on investments	4,033
Fair value, end of period	$1,065,022
Net change in unrealized appreciation (depreciation) related to investments still held as of September 30, 2025	$4,033

Investments that were transferred into and out of Level 3 during the nine months ended September 30, 2026 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

The following table presents quantitative information about significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
				Range		Weighted Average (1)
	Fair Value	Valuation Technique	Unobservable Input	Low	High
First lien debt	$1,050,816	Income Approach	Discount Rate	9.34%	13.07%	10.16%
First lien debt	357,820	Recent Transaction	Transaction Price	98.00%	102.00%	99.31%
Equity	6,250	Recent Transaction	Implied EV/EBITDA Multiple	11.61x	23.49x	21.11x
Total, at fair value:	$1,414,886
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

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

As of September 30, 2026 and December 31, 2025, the fair value of the Company’s debt was categorized as Level 3 within the fair value hierarchy and deemed to be equal to carrying value due to their redemption provisions.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On October 11, 2024, the Company's sole shareholder and Board of Trustees approved the application of the reduced asset coverage requirements of Section 61(a)(2) of the 1940 Act and the sole shareholder declined the Company's offer to repurchase all of its outstanding Common Shares. As a result of such approval, effective as of October 11, 2024, the Company's asset coverage requirement was reduced from 200% to 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the prior 200% asset coverage requirement under the 1940 Act. As of September 30, 2026 and December 31, 2025, the Company's asset coverage for borrowed amounts was 173.0% and 161.7%, respectively.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table.

Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$391,196	$1,564	$—	N/A
December 31, 2025	863,239	1,617	—	N/A
March 31, 2026	718,454	1,740	—	N/A
June 30, 2026	717,659	1,781	—	N/A
September 30, 2026	869,505	1,730	—	N/A

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
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
The Company's senior securities are not registered for public trading.

The following tables present borrowings by the Company as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Debt Commitment	Outstanding Par	Undrawn Commitment		Carrying Value	Stated Maturity	Interest Rate(1)
SocGen ABL Facility	$500,000	$443,535	$56,465		$439,717	October 23, 2033	3 Month SOFR + 1.90%
SocGen Subline Facility	150,000	—	150,000	(2)	(411)	September 3, 2027	3 Month SOFR + 1.85%
Natixis Revolving Credit Facility	300,000	153,585	146,415		151,898	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	350,000	272,385	77,615		270,369	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,300,000	$869,505	$430,495		$861,573
(1)
For Euro-denominated borrowings, EURIBOR is used in place of SOFR as the applicable base rate.
(2)
The amount presented includes a $100,000 committed tranche and a $50,000 uncommitted tranche. Borrowings under the uncommitted tranche are subject to a longer advance notice period than borrowings under the committed tranche and may be declined by the lender in its sole discretion.

	As of December 31, 2025
	Debt Commitment	Outstanding Par	Undrawn Commitment	Carrying Value	Stated Maturity	Interest Rate
SocGen ABL Facility	$500,000	$454,289	$45,711	$450,000	October 23, 2033	3 Month SOFR + 1.90%
SocGen Subline Facility	150,000	—	150,000	(264)	September 16, 2026	3 Month SOFR + 2.20%
Natixis Revolving Credit Facility	300,000	217,700	82,300	215,621	December 20, 2029	3 Month SOFR + 2.00%
Natixis ABL Facility	350,000	191,250	158,750	189,094	June 20, 2035	3 Month SOFR + 1.95%
Total	$1,300,000	$863,239	$436,761	$854,451

A summary of the Company’s maturity requirements for borrowings as of September 30, 2026 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$443,535	$—	$—	$—	$443,535
SocGen Subline Facility	—	—	—	—	—
Natixis Revolving Credit Facility	153,585	—	—	153,585	—
Natixis ABL Facility	272,385	—	—	—	272,385
Total	$869,505	$—	$—	$153,585	$715,920

A summary of the Company’s maturity requirements for borrowings as of December 31, 2025 is as follows:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
	Total	1 Year	Years	Years	5 Years
SocGen ABL Facility	$454,289	$—	$—	$—	$454,289
Natixis Revolving Credit Facility	217,700	—	—	217,700	—
Natixis ABL Facility	191,250	—	—	—	191,250
Total	$863,239	$—	$—	$217,700	$645,539

As of September 30, 2026, the maximum aggregate capacity on all of the Company's facilities was $1,300,000, with total borrowings outstanding of $869,505. As of December 31, 2025, the maximum aggregate capacity on all of the Company's facilities was $1,300,000, with total borrowings outstanding of $863,239. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, the Company's liquidity requirements, contractual and regulatory restrictions and other factors.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for all facilities in the aggregate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stated interest expense	$11,415	$9,772	$34,086	$22,200
Facility fees	487	333	1,122	1,072
Amortization of deferred financing costs	512	734	1,493	2,314
Total interest and other financing costs	$12,414	$10,839	$36,701	$25,586
Cash paid for interest expense	$10,465	$6,349	$35,561	$18,068
Annualized weighted average stated interest rate	5.7%	6.3%	5.6%	6.4%
Weighted average debt outstanding balance(1)	$787,467	$607,346	$798,060	$460,122

(1)
Based on the weighted average debt outstanding for the period presented.

SocGen ABL Facility: On October 18, 2024, PCIF Vigilant Funding LLC (“PCIF Vigilant”), a direct wholly-owned subsidiary of the Company, as borrower, and the Company, as equity holder and servicer, entered into a credit facility (the “SocGen ABL Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Société Générale, as administrative agent, and U.S. Bank, National Association, as collateral agent, collateral administrator, and document custodian. The SocGen ABL Facility allowed the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions, with a stated maturity date of October 18, 2029. All capitalized terms used in this description are as defined under the PCIF Vigilant agreement.

Loans under the SocGen ABL Facility initially bore interest at the applicable base rate plus 2.15% during the revolving period and thereafter, 2.50%, subject to a step-up of 2.00% following the occurrence of an Event of Default. The base rate under the Loan Agreement is (i) term CORRA plus 0.32138% with respect to any advances denominated in Canadian dollars, (ii) the Euro Interbank Offered Rate with respect to any advances denominated in Euros, (iii) daily simple Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling, and (viii) term SOFR with respect to advances denominated in United States Dollars.

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

The Company may borrow amounts in U.S. dollars or certain other currencies. As of September 30, 2026 and December 31, 2025, the Company had outstanding debt denominated in Euros (EUR) on its SocGen ABL Facility (EUR 23.4 million and EUR 10.6 million, respectively), included in the outstanding principal amount in the table below.

As of September 30, 2026 and December 31, 2025, the Company had outstanding debt of $443,535 and $454,289, respectively, under the SocGen ABL Facility.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the SocGen ABL Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stated interest expense	$5,729	$4,970	$16,798	$13,892
Facility fees	105	78	186	78
Amortization of deferred financing costs	166	166	485	470
Total interest and other financing costs	$6,000	$5,214	$17,469	$14,440
Cash paid for interest expense	$5,168	$4,373	$17,323	$13,119
Annualized weighted average interest rate(1)	5.6%	6.3%	5.6%	6.4%
Weighted average debt outstanding balance(2)	$400,529	$308,839	$397,966	$286,919

(1)
The average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
(2)
Based on the weighted average debt outstanding for the period presented.

SocGen Subline Facility: On October 18, 2024, the Company entered into a revolving credit facility (the “SocGen Subline Facility”), among the Company, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer. All capitalized terms used in this description are as defined under the SocGen Subline Facility.

The SocGen Subline Facility provided for borrowings in U.S. dollars, Euro, Sterling, Canadian dollars and such other currencies to be mutually agreed in an initial aggregate amount of up to $250,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $500,000.

Borrowings under the SocGen Subline Facility are subject to compliance with a borrowing base test. Amounts drawn under the SocGen Subline Facility in (a) U.S. dollars initially bore interest at a rate per annum equal to: (i) with respect to Daily Simple SOFR loans, Daily Simple SOFR plus 2.45%, (ii) with respect to Term SOFR loans, Term SOFR plus 2.45% and (iii) with respect to reference rate loans, reference rate plus 1.45%, (b) Euros initially bore interest at a rate per annum equal to EURIBOR plus 2.45%, (c) Sterling initially bore interest at a rate per annum equal to Daily Simple SONIA plus 0.0326% plus 2.45%, and (d) Canadian dollars initially bore interest at a rate per annum equal to (i) with respect to Term CORRA loans with a 1-month interest period, Term CORRA plus 0.29547% plus 2.45% and (ii) with respect to Term CORRA loans with a 3-month interest period, Term CORRA plus 0.32138% plus 2.45%, in each case subject to a floor of 0.0%. However, at any time no single investor accounts for greater than 50% of the borrowing base, the applicable margin will be reduced to: (b)(i) with respect to any loan (other than a reference rate loan), 2.30% per annum and (ii) with respect to any reference rate loan, 1.30% per annum.

The Company’s obligations under the SocGen Subline Facility are secured by the Company’s ability to call capital from certain of its investors, the capital commitments and capital contributions of such investors and the bank accounts into which such capital contributions are funded.

During the period commencing on the Effective Date and ending on the earlier of October 17, 2025 ("the Stated Maturity Date") and the date of termination of the revolving commitments under the SocGen Subline Facility, the Company will pay a non-use fee of 30 basis points (0.30%) per annum, payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

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

On September 17, 2025, the Company entered into a second amendment to the SocGen Subline Facility (the “Second Amendment to SocGen Subline Facility”). Among other things, the parties have agreed in the Second Amendment to SocGen Subline Facility to extend the stated maturity date of the SocGen Subline Facility from October 17, 2025, to September 16, 2026 and to reduce the pricing on the SocGen Subline Facility to (a) at any time when the dollar equivalent of the principal obligations is less than 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.20% and (ii) with respect to any reference rate loan, an annual rate of 1.20%, and (b) at any time when the dollar equivalent of the principal obligations is greater than or equal to 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.05% and (ii) with respect to any reference rate loan, an annual rate of 1.05%. By its terms, the Second Amendment to SocGen Subline Facility also obligates the Company to pay an annual extension fee equal to 0.25% of the commitment amount of each extending lender, with such extension fee to be pro-rated for the period from October 17, 2025, through September 16, 2026.

On September 4, 2026, the Company entered into a third amendment to the SocGen Subline Facility (the “Third Amendment to SocGen Subline Facility”). Among other things, the parties have agreed in the Third Amendment to SocGen Subline Facility to extend the stated maturity date of the SocGen Subline Facility from September 16, 2026 to September 3, 2027, and to reduce the pricing on the SocGen Subline Facility to (i) with respect to any loan (other than a reference rate loan), an annual rate of 1.85%, and (ii) with respect to any reference rate loan, an annual rate of 0.85%. By its terms, the Third Amendment to SocGen Subline Facility also obligates the Company to pay an upfront fee equal to (a) 0.25% per annum of the committed lender amounts and (b) 0.125% per annum of the uncommitted lender amounts, in each case pro-rated from September 16, 2026 through the new stated maturity date.

As of September 30, 2026 and December 31, 2025, the Company had no outstanding debt under the SocGen Subline Facility.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing expenses, facility fees, annualized average stated interest rates and average outstanding balances for the SocGen Subline Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stated interest expense	$131	$196	$131	$551
Facility fees	99	111	326	472
Amortization of deferred financing costs	93	313	280	1,273
Total interest and other financing costs	$323	$620	$737	$2,296
Cash paid for interest expense	$114	$18	$477	$1,170
Annualized weighted average interest rate	5.7%	6.6%	5.7%	6.8%
Weighted average debt outstanding balance(1)	$8,967	$11,582	$3,022	$10,695

(1)
Based on the weighted average debt outstanding for the period presented.

Natixis Revolving Credit Facility: On December 20, 2024, the Company entered into a revolving credit facility (the “Natixis Revolving Credit Facility”), with the lenders party thereto, Natixis, New York Branch, as administrative agent, and U.S. Bank Trust Company, National Association, as custodian. The Natixis Revolving Credit Facility will mature on December 20, 2029, unless terminated earlier in accordance with the Natixis Revolving Credit Facility. The Natixis Revolving Credit Facility allows the Company to borrow in an aggregate amount of up to $300,000, subject to leverage and borrowing base restrictions. All capitalized terms used in this description are as defined under the Natixis Revolving Credit Facility.

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

As of September 30, 2026 and December 31, 2025, the Company had outstanding debt of $153,585 and $217,700, respectively, under the Natixis Revolving Credit Facility.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis Revolving Credit Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stated interest expense	$2,315	$2,707	$8,570	$5,710
Facility fees	137	127	291	505
Amortization of deferred financing costs	162	151	459	455
Total interest and other financing costs	$2,614	$2,985	$9,320	$6,670
Cash paid for interest expense	$2,499	$1,958	$9,485	$3,779
Annualized weighted average interest rate	5.8%	6.3%	5.7%	6.3%
Weighted average debt outstanding balance(1)	$156,658	$167,708	$197,525	$119,197

(1)
Based on the weighted average debt outstanding for the period presented.

Natixis ABL Facility: On June 20, 2025, PCIF Defender, entered into a credit facility (the “Natixis ABL Facility”) for revolving and term loans pursuant to a credit agreement, by and among PCIF Defender, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and information agent and U.S. Bank National Association, as collateral custodian and custodian (the “Credit Agreement”). All capitalized terms used in this description are as defined under the Natixis ABL Facility.

Borrowings under the Natixis ABL Facility initially bore interest at the applicable base rate plus 1.95%, subject to a step-up of 2.00% following the occurrence of an Event of Default. The base rate under the Natixis ABL Facility is (a) for certain loans financed through the issuance of commercial paper, the Cost of Funds Rate and (b) for all other loans, the applicable Term SOFR rate; provided that, with respect to clause (a), no lender will utilize the Cost of Funds Rate without the prior consent of PCIF Defender.

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

As of September 30, 2026 and December 31, 2025, the Company had outstanding debt of $272,385 and $191,250, respectively, under the Natixis ABL Facility.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for the Natixis ABL Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stated interest expense	$3,240	$1,899	$8,587	$2,047
Facility fees	146	17	319	17
Amortization of deferred financing costs	91	104	269	116
Total interest and other financing costs	$3,477	$2,020	$9,175	$2,180
Cash paid for interest expense	$2,684	$—	$8,276	$—
Annualized weighted average interest rate	5.7%	6.2%	5.7%	6.2%
Weighted average debt outstanding balance(1)	$221,313	$119,217	$199,547	$43,311

(1)
Based on the weighted average debt outstanding for the period presented.

Note 7. Commitments and Contingencies

Commitments: The Company has various commitments to fund first lien senior secured revolving, delayed draw loans and equity investments. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date. As of September 30, 2026, the total unfunded commitments were $284,925. As of December 31, 2025, the total unfunded commitments were $294,154.

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

Legal proceedings: From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and 2025, management is not aware of any pending or threatened material litigation.

Note 8. Net Assets

As of September 30, 2026 and December 31, 2025, the Company’s total net assets were $634,794 and $532,953, respectively, as detailed in the table below, and the net asset value per share was $23.46 and $23.40, respectively.

	Common Shares
	Shares	Par Amount		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at January 18, 2024 (Date of Inception)	—	$—		$—	$—	$—
Net increase in net assets resulting from operations:
Net investment income	—	—		—	2,558	2,558
Net unrealized appreciation	—	—		—	715	715
Distributions to shareholders:
Distributions declared	—	—		—	(2,501)	(2,501)
Capital share transactions:
Issuance of Common Shares	8,758,495	9		220,001	—	220,010
Tax reclassification of net assets in accordance with GAAP	—	—		(26)	26	—
Balance at December 31, 2024	8,758,495	$9		$219,975	$798	$220,782
Net increase in net assets resulting from operations:
Net investment income	—	—		—	37,123	37,123
Net realized gain on investment transactions	—	—		—	(36,748)	(36,748)
Net realized gain (loss) on foreign currency transactions					57	57
Net realized gain (loss) on extinguishment of debt	—	—		—	(211)	(211)
Net change in unrealized appreciation (depreciation) on investments	—	—		—	4,105	4,105
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(58)	(58)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	1,687	—	(1)	42		42
Distributions declared(2)	—	—		—	(37,139)	(37,139)
Capital share transactions:
Issuance of Common Shares	14,018,655	14		344,986	—	345,000
Tax reclassification of net assets in accordance with GAAP	—	—		(63)	63	—

Balance at December 31, 2025	22,778,837	$23		$564,940	$(32,010)	$532,953
Net increase in net assets resulting from operations:
Net investment income	—	—		—	13,813	13,813
Net realized gain on investment transactions	—	—		—	278	278
Net realized gain (loss) on foreign currency transactions	—	—		—	3	3
Net realized gain (loss) on extinguishment of debt	—	—		—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(1,874)	(1,874)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(6)	(6)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	806	0	(1)	18	—	18
Distributions declared(2)	—	—		—	(13,668)	(13,668)
Capital share transactions:
Issuance of Common Shares	—	—		—	—	—
Balance at March 31, 2026	22,779,643	$23		$564,958	$(33,464)	$531,517
Net increase in net assets resulting from operations:
Net investment income	—	—		—	14,808	14,808
Net realized gain on investment transactions	—	—		—	13	13
Net realized gain (loss) on foreign currency transactions	—	—		—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(2,364)	(2,364)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(63)	(63)
Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	837	0	(1)	21	—	21
Distributions declared(2)	—	—		—	(13,668)	(13,668)
Capital share transactions:
Issuance of Common Shares	1,289,768	1		29,999	—	30,000
Balance at June 30, 2026	24,070,248	$24		$594,978	$(34,738)	$560,264
Net increase in net assets resulting from operations:
Net investment income	—	—		—	14,597	14,597
Net realized gain on investment transactions	—	—		—	(3)	(3)
Net realized gain (loss) on foreign currency transactions	—	—		—	156	156
Net change in unrealized appreciation (depreciation) on investments	—	—		—	4,298	4,298
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	—	—		—	(95)	(95)

Distributions to shareholders:
Stock issued in connection with dividend reinvestment plan	863	0	(1)	20	—	20
Distributions declared(2)	—	—		—	(14,443)	(14,443)
Capital share transactions:
Issuance of Common Shares	2,988,898	3		69,997	—	70,000
Balance at September 30, 2026	27,060,009	$27		$664,995	$(30,228)	$634,794

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

The Company is authorized to issue an unlimited number of Common Shares. As of September 30, 2026 and December 31, 2025, the Company had issued 27,060,009 shares and 22,778,837 shares, respectively, and all are outstanding. As of September 30, 2026 and December 31, 2025, the Company had executed subscription agreements with investors for $1,318,560 and $1,268,560, respectively, of capital commitments.

The following table summarizes the Company’s Common Shares transactions during the nine months ended September 30, 2026:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/29/2026	806	$23.52	$18
Dividend Reinvestment	4/30/2026	837	23.57	21
Capital Contribution	6/26/2026	1,289,768	23.26	30,000
Dividend Reinvestment	7/30/2026	863	23.43	20
Capital Contribution	9/28/2026	2,988,898	23.42	70,000
Total		4,281,172		$100,059

The following table summarizes the Company’s Common Shares transactions during the nine months ended September 30, 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Dividend Reinvestment	7/30/2025	451	25.32	12
Capital Contribution	9/24/2025	5,889,520	24.62	145,000
Total		11,880,174		$295,026

Share Repurchase Program

Beginning no later than October 21, 2028, and at the discretion of the Board, the Company intends to commence a program in which the Company intends to offer to repurchase, in each quarter, up to 5% of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV, as determined by the Board) as of the close of the previous calendar quarter (the “Share Repurchase Program”). The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company shareholders, such as when a repurchase offer would place an undue burden on the Company liquidity, adversely affect the Company operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each repurchase offer will be retired and thereafter will be authorized and unissued shares.

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

In the event the amount of Common Shares tendered for repurchase exceeds the repurchase offer amount, Common Shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly repurchase offer, or upon the recommencement of the Share Repurchase Program, as applicable. As of September 30, 2026, the Company had not commenced the Share Repurchase Program.

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

The following table details the Company’s distributions during the nine months ended September 30, 2026:

	Nine months ended September 30, 2026
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 30, 2026	March 30, 2026	April 30, 2026	$13,668	$0.60
June 23, 2026	June 23, 2026	July 30, 2026	13,668	0.60
September 24, 2026	September 24, 2026	October 29, 2026	14,443	0.60
			$41,779	$1.80

The following table details the Company’s distributions during the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
			Distributions
Date Declared	Record Date	Payment Date	Amount	Per Share
March 12, 2025	March 12, 2025	April 30, 2025	$6,306	$0.72
June 4, 2025	June 4, 2025	July 30, 2025	7,418	0.69
August 27, 2025	August 27, 2025	October 30, 2025	10,619	0.72
			$24,343	$2.13

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

PCIF Blocker I intends to elect to be treated as a corporation for U.S. federal income tax purposes. It allows the Company to hold certain equity and other investments, including investments in portfolio companies organized as pass-through entities, while continuing to meet the source-of-income requirements applicable to a RIC under the Code. For the three and nine months ended September 30, 2026, PCIF Blocker I did not record any income tax expense (or benefit), and as of September 30, 2026, PCIF Blocker I has not recorded any deferred tax assets or liabilities.

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
	2026	2025
Increase in net assets resulting from operations	$43,561	$10,658
Adjustments:
Net change in unrealized (appreciation) depreciation from investments	(60)	12,958
Net realized gain (loss) on investment transactions	(288)	—
Translation of assets and liabilities in foreign currencies	164	57
Other book/tax differences	(993)	657
Taxable income	$42,384	$24,330
Taxable income per weighted average shares	$1.82	$2.07

As of September 30, 2026 and December 31, 2025, the following table shows the tax cost for U.S. federal income tax purposes, and the gross unrealized gains and gross unrealized losses of the Company’s investments:

	As of September 30, 2026	As of December 31, 2025

Book cost	$1,478,237	$1,350,788
Items affecting tax cost	—	—
Tax cost	$1,478,237	$1,350,788

Gross unrealized appreciation	$8,263	$6,226
Gross unrealized depreciation	(3,944)	(1,464)
Net unrealized investment appreciation/(depreciation)	$4,319	$4,762

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s and its subsidiaries’ tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s and its subsidiaries’ tax positions and has concluded that no liability for unrecognized tax benefits should be recorded for positions expected to be taken in the Company’s current year tax returns. The Company identifies its major tax jurisdictions as U.S. federal and New York State, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended September 30,
Per share data:(1)	2026	2025
Net asset value at beginning of period	$23.40	$25.21
Net investment income per share(2)	1.86	1.93
Net gain (loss) on investment transactions per share(3)	0.00	(0.66)
Net realized gain (loss) on extinguishment of debt	—	(0.02)
Distributions declared	(1.80)	(2.13)
Net asset value at end of period	$23.46	$24.33
Common Shares outstanding, end of period	27,060,009	20,638,669
Weighted average Common Shares outstanding	23,271,346	11,833,733
Ratio/Supplemental Data:
Net assets at end of period	$634,794	$502,122
Basic and diluted net investment income per Common Share	$1.86	$1.93
Annualized ratio of after-tax net investment income to average net assets	10.5%	10.3%
Annualized ratio of net expenses before expense support to average net assets(4)	13.6%	17.2%
Annualized ratio of net expenses after expense support to average net assets(4)(5)	12.1%	14.2%
Total return based on net asset value per share (not annualized)	7.9%	5.0%
Portfolio turnover rate	29.7%	7.4%
Asset coverage ratio(6)	173.0%	177.4%
Capital Commitments Data:
Capital commitments	$1,318,560	$1,268,560
Funded capital commitments	$665,010	$515,010
% of capital commitments funded	50.4%	40.6%

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2026 and 2025 :

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations	$18,953	$(2,737)	$43,561	$10,658
Net investment income	$14,597	$9,916	$43,218	$22,870
Basic and diluted weighted average shares outstanding	24,135,815	15,197,123	23,271,346	11,833,733
Basic and diluted earnings per share	$0.78	$(0.18)	$1.87	$0.90
Basic and diluted net investment income per share	$0.60	$0.65	$1.86	$1.93

Note 12. Subsequent Events

Distributions

On October 29, 2026, the Company paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.60 per share. The distribution was declared on September 24, 2026, to shareholders of record as of September 24, 2026.

Additional Investments

Subsequent to September 30, 2026, the Company committed to additional investment transactions, representing aggregate commitments of approximately $50.0 million.

Extension of Pro Rata Capital Call Drawdown Period

On November 4, 2026, the Board approved an extension of the period during which the Company may draw down Capital Commitments on a pro rata basis from two years to four years following the Initial Closing. Subsequent to the fourth anniversary of the Initial Closing, or such earlier or later time as the Board determines, new investor Capital Commitments will not be called until existing investors’ Capital Commitments have been fully drawn upon by the Company or otherwise terminated. In addition, the timing and structure of drawdowns of new investor Capital Commitments may be modified at such time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion also should be read in conjunction with the “Forward-Looking Statements” section of this Quarterly Report on Form 10-Q. Amounts and percentages presented in this discussion may have been rounded for presentation, and all dollar amounts, excluding share, per share amounts and as otherwise noted, are presented in thousands unless otherwise noted.

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

Administration Agreement

We entered into the Administration Agreement with AGL US DL Administrator LLC, a Delaware limited liability company (the “Administrator”). Under the Administration Agreement, the Administrator provides us with certain administrative services necessary for us to conduct our business. We have agreed to reimburse the Administrator for all reasonable costs and expenses and our allocable portion of compensation of certain non-advisory personnel of the Administrator and the Administrator’s related overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing non-advisory services, facilities and personnel and performing its administrative obligations, as provided by the Administration Agreement. In addition, subject to the approval of the Board, the Administrator may delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or reimburse such expenses if paid by the Administrator on our behalf.

For the three and nine months ended September 30, 2026, we incurred $1.0 million and $3.1 million, respectively, for allocated shared services under the Administration Agreement which are reflected in administrative service fees. For the three and nine months ended September 30, 2025, the fees for allocated shared services under the Administration Agreement which are reflected in administrative service fees incurred by the Company were $0.9 million and $2.8 million, respectively.

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

As of September 30, 2026 and December 31, 2025 included in Payable to Affiliates were fees of $7.7 million and $4.6 million, respectively, for accrued allocated shared services under the Administration Agreement.

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

Portfolio and Investment Activity

As of September 30, 2026 and December 31, 2025, our portfolio had a fair value of approximately $1,482.6 million and $1,355.6 million, respectively. The following table summarizes our portfolio and investment activity during each of the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total investments, beginning of period	$1,256,867	$837,671	$1,355,641	$473,126
New investments purchased	269,536	335,359	518,842	730,809
Payment-in-kind interest capitalized	714	308	1,844	501
Proceeds from sale of investments and principal repayments	(49,623)	(26,329)	(396,628)	(58,400)
Net accretion of discount on investments	970	703	3,104	1,235
Net realized gain (loss) on investment transactions	(3)	—	288	957
Net unrealized appreciation (depreciation) from investments	4,095	(12,442)	(535)	(12,958)
Total investments, end of period	$1,482,556	$1,135,270	$1,482,556	$1,135,270
Number of portfolio companies at beginning of period	44	28	40	17
Number of new portfolio companies	5	9	9	21
Number of realized portfolio companies	2	1	2	2
Number of portfolio companies at end of period	47	36	47	36

The following table is a summary of certain characteristics of our investment portfolio as of September 30, 2026 and December 31, 2025. Weightings are based on the funded par value of each respective investment as of September 30, 2026 and December 31, 2025. All portfolio company information is presented as of the initial origination date of each investment.

	As of
	September 30, 2026		December 31, 2025
Weighted average net leverage	5.7	x	5.6	x
Weighted average loan-to-value	42.2%		41.9%
Weighted average interest coverage	1.9	x	2.0	x
Financial sponsor backed	94.7%		93.4%

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Trustees contemplate a multi-step valuation process each quarter, as described below:

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

Investments

The industry compositions of the portfolio at cost/amortized cost and fair value as of September 30, 2026 and December 31, 2025 were as follows:

	As of September 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
Aerospace & Defense	$79,360	$79,997	5.4%	$101,363	$102,013	7.6%
Automobile Components	44,477	44,325	3.0	24,781	25,000	1.8
Commercial Services & Supplies	50,744	51,372	3.5	59,726	60,572	4.5
Containers & Packaging	20,574	20,671	1.4	23,670	23,760	1.8
Diversified Consumer Services	80,485	80,810	5.5	102,751	103,133	7.6
Diversified Financial Services	43,663	43,744	2.9	58,435	58,435	4.3
Electrical Equipment	55,815	58,191	3.9	63,412	64,025	4.7
Electronic Equipment, Instruments and Components	35,683	35,678	2.4	—	—	—
Energy Equipment & Services	96,697	96,769	6.5	27,653	27,653	2.0
Health Care Equipment & Supplies	37,335	38,154	2.6	44,927	43,750	3.2
Health Care Providers & Services	93,891	94,158	6.3	111,125	111,598	8.2
Health Care Technology	139,598	140,522	9.5	157,982	158,976	11.7
Hotels, Restaurants & Leisure	62,974	63,120	4.3	20,213	20,236	1.5
Insurance	75,714	75,801	5.1	76,743	77,108	5.7
Investment Funds	24,025	23,450	1.6	—	—	—
IT Services	51,060	51,307	3.5	63,241	63,363	4.7
Leisure Products	38,916	38,910	2.6	—	—	—
Machinery	65,105	65,188	4.4	68,320	68,606	5.1
Personal Care Products	19,649	18,798	1.3	24,797	24,688	1.8
Professional Services	47,258	47,124	3.2	15,450	15,576	1.1
Semiconductors & Semiconductor Equipment	—	—	—	42,786	43,323	3.2
Software	205,977	204,994	13.8	211,348	211,518	15.6
Specialty Retail	44,913	45,056	3.0	52,065	52,308	3.9
Trading Companies & Distributors	28,199	28,312	1.9	—	—	—
Transportation Infrastructure	36,125	36,105	2.4	—	—	—
Total	$1,478,237	$1,482,556	100.0%	$1,350,788	$1,355,641	100.0%

The following table shows the portfolio composition by geographic region at cost/amortized cost and fair value as a percentage of total investments in portfolio companies as of September 30, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2026			As of December 31, 2025
	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value	Cost/Amortized Cost	Fair Value	% of Investments at Fair Value
United States	$1,434,540	$1,438,575	97.0%	$1,291,499	$1,295,805	95.6%
United Kingdom	43,697	43,981	3.0	59,289	59,836	4.4
Total	$1,478,237	$1,482,556	100.0%	$1,350,788	$1,355,641	100.0%

Investment in AGL Enhanced PC Income I LLC (“AGL EPCI I”)

In March of 2026, the Company formed AGL EPCI I and, in connection therewith, contributed $21.3 million of equity capital and sold loan investments with a fair value of $230.1 million to AGL EPCI I. The transaction was executed as part of the Company’s capital management strategy and resulted in a reduction of outstanding borrowings through the use of sale proceeds. The Company retains economic exposure to the transferred assets through its equity interest in AGL EPCI I and continues to monitor the performance of this investment as part of its overall investment portfolio. In addition, from time to time the Company will offer the opportunity for AGL EPCI I to purchase loans or other investments from the Company. All investment decisions of AGL EPCI I are made by its board. During the third quarter of 2026, the Company sold one loan to AGL EPCI I with an aggregate fair value of $10.6 million.

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$31,613	$23,613	$93,084	$54,993
Net expenses	17,016	13,697	49,866	32,123
Net investment income	14,597	9,916	43,218	22,870
Net realized gain (loss) on investment transactions	153	57	447	1,014
Net realized gain (loss) on extinguishment of debt	—	(211)	—	(211)
Net change in unrealized appreciation (depreciation) on investment transactions	4,203	(12,499)	(104)	(13,015)
Net increase (decrease) in net assets resulting from operations	$18,953	$(2,737)	$43,561	$10,658

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, pricing of investments in terms of interest rates, and changes in unrealized appreciation (depreciation) on the investment portfolio.

Investment Income

Investment income for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$29,676	$23,179	$88,100	$53,731
Payment-in-kind interest income	768	434	1,976	762
Fee income	382	—	1,406	500
Dividend income	787	—	1,602	—
Total investment income	$31,613	$23,613	$93,084	$54,993

For the three and nine months ended September 30, 2026, total investment income was $31.6 million and $93.1 million, respectively, compared with $23.6 million and $55.0 million for the corresponding periods in 2025. The increases in total investment income were driven by increased deployment of capital resulting in a larger weighted average portfolio. The size of our investment portfolio at fair value was $1,482.6 million as of September 30, 2026 compared with $1,355.6 million as of December 31, 2025. The increase is primarily the result of capital raising activities in the second and third quarters of 2026, offset by asset sales to AGL EPCI I during 2026. As of September 30, 2026 and December 31, 2025, the weighted average contractual interest rates on our performing debt investments were approximately 8.8% and 8.7%, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and other financing expenses	$12,414	$10,839	$36,701	$25,586
Base management fees	1,798	1,185	5,136	2,771
Incentive Fee on income	2,085	1,413	6,174	3,267
Capital gain incentive fees	—	(25)	—	30
Offering costs	—	240	—	713
Administrative service fees	1,031	941	3,093	2,791
Professional fees	1,095	876	2,696	1,587
Board of Trustee fees	120	126	360	365
Other general expenses	711	233	1,999	1,731
Total expenses before fee waiver and expense reimbursement	19,254	15,828	56,159	38,841
Capital gain incentive fee waived	—	—	—	(30)
Expense reimbursement	(2,238)	(2,131)	(6,293)	(6,688)
Net expenses	$17,016	$13,697	$49,866	$32,123

For the three and nine months ended September 30, 2026, net expenses were $17.0 million and $49.9 million, respectively, compared with $13.7 million and $32.1 million, respectively, for the three and nine months ended September 30, 2025. The increases were primarily attributable to increases in interest and other financing expenses and management, incentive and administrative service fees, driven by increased deployment of capital resulting in a larger weighted average portfolio, partially offset by expense reimbursement from our Adviser.

Interest and other financing expenses

For the three and nine months ended September 30, 2026, total interest expense (including unused fees, and amortization of deferred financing costs) were $12.4 million and $36.7 million, respectively. For the three and nine months ended September 30, 2025, total interest expense (including unused fees, and amortization of deferred financing costs) was $10.8 million and $25.6 million, respectively. The increase in total interest expense was driven by a higher weighted average debt outstanding of $787.5 million for the three months ended September 30, 2026 compared to $607.3 million for the three months ended September 30, 2025, and $798.1 million for the nine months ended September 30, 2026 compared to $460.1 million for the nine months ended September 30, 2025, respectively.

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

For the three and nine months ended September 30, 2026, Base Management Fees were $1.8 million and $5.1 million, respectively. For the three and nine months ended September 30, 2025, Base Management Fees were $1.2 million and $2.8 million, respectively.

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

For the three and nine months ended September 30, 2026, Incentive Fees on income were $2.1 million and $6.2 million, respectively. For the three and nine months ended September 30, 2025, Incentive Fees on income were $1.4 million and $3.3 million, respectively.

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

For the three and nine months ended September 30, 2026, there was no Incentive Fee on capital gains. For the three and nine months ended September 30, 2025, Incentive Fee on capital gains under U.S. GAAP were $(25) thousand and $30 thousand, respectively. The Adviser permanently waived $30 thousand in Incentive Fees on capital gains during the nine months ended September 30, 2025.

Organization and Offering costs

Organization costs include expenses incurred in our initial formation. There were no organization costs incurred for the three and nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026, we incurred $0.0 million and $0.0 million, respectively, of offering costs. For the three and nine months ended September 30, 2025, we incurred $0.2 million and $0.7 million, respectively, of offering costs.

Expense support

For the three and nine months ended September 30, 2026, expense reimbursements recognized by the Company were $2.2 million and $6.3 million, respectively. For the three and nine months ended September 30, 2025, expense reimbursements recognized by the Company were $2.1 million and $6.7 million, respectively. Expense support provided by the Adviser may be subject to reimbursement from us to the Adviser in the future in accordance with the Expense Support Agreement.

Net Realized Gain (Loss) and Unrealized Appreciation (Depreciation)

Net realized gain (loss) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$(3)	$—	$288	$957
Net realized gain (loss) on foreign currency transactions	156	57	159	57
Net realized gain (loss) on investment transactions	$153	$57	$447	$1,014
Net unrealized appreciation (depreciation) on investments	$4,298	$(12,442)	$60	$(12,958)
Net unrealized appreciation (depreciation) foreign currency translation	(95)	(57)	(164)	(57)
Net unrealized gain (loss) on investment transactions	$4,203	$(12,499)	$(104)	$(13,015)

For the three and nine months ended September 30, 2026, we had a net realized loss of $3 thousand and a net realized gain $0.3 million, respectively. For the three and nine months ended September 30, 2025, we had no realized gains or losses on investments and realized gain of $1.0 million, respectively.

For the three and nine months ended September 30, 2026, we had net realized gain on foreign currency transactions of $0.2 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025, we had a $0.1 million net realized gain on foreign currency transactions.

For the three and nine months ended September 30, 2026, we recognized gross unrealized depreciation on investments of $4.1 million and $5.4 million, respectively, and a gross unrealized appreciation on investments of $8.4 million and $5.5 million, respectively, resulting in net change of unrealized appreciation on investments of $4.3 million and $0.1 million, respectively. For the three and nine months ended September 30, 2025, we recognized gross unrealized depreciation on investments of $15.7 million and $17.3 million, respectively, and a gross unrealized appreciation on investments of $3.3 million and $4.3 million, respectively, resulting in net change of unrealized depreciation of $12.4 million and $13.0 million, respectively.

For the three and nine months ended September 30, 2026, we had net unrealized depreciation on foreign currency translation of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025, we had $0.1 million net unrealized depreciation on foreign currency translation.

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

Debt

From time to time, we may enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. As of September 30, 2026, the maximum aggregate capacity on all of our facilities was $1.3 billion, with total borrowings outstanding of $869.5 million. As of December 31, 2025, the maximum aggregate capacity on all of our facilities was $1.30 billion, with total borrowings outstanding of $863.2 million. Future borrowings under these facilities are subject to various covenants, including, but not limited to, leverage and borrowing base restrictions. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

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

As of September 30, 2026 and December 31, 2025, we were in compliance with the terms of our debt arrangements.

As of September 30, 2026 and December 31, 2025, we had an aggregate principal amount of $869.5 million and $863.2 million, respectively, of debt outstanding under all of our borrowing facilities. We believe that our current cash and cash equivalents on hand, our available borrowing capacity under all of our borrowing facilities and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

SocGen ABL Facility: On October 18, 2024, PCIF Vigilant Funding LLC (“PCIF Vigilant”), our direct wholly-owned subsidiary, as borrower, and we, as equity holder and servicer, entered into a credit facility (the “SocGen ABL Facility”) for revolving and term loans pursuant to a Loan and Servicing Agreement (the “Loan Agreement”), with the lenders from time to time party thereto, Société Générale, as administrative agent, and U.S. Bank, National Association, as collateral agent, collateral administrator, and document custodian. The SocGen ABL Facility allowed us to borrow in an aggregate amount of up to $300.0 million, subject to leverage and borrowing base restrictions, with a stated maturity date of October 18, 2029. All capitalized terms used in this description are as defined under the SocGen ABL Facility.

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

We may borrow amounts in U.S. dollars or certain other currencies. As of September 30, 2026, we had outstanding debt denominated in Euros (EUR) $23.4 million on the SocGen ABL Facility, included in the outstanding principal amount in the table below. As of December 31, 2025, we had outstanding debt denominated in Euros (EUR) $10.6 million on the SocGen ABL Facility, included in the outstanding principal amount in the table below.

As of September 30, 2026 and December 31, 2025, we had outstanding debt of $443.5 million and $454.3 million, respectively, under the SocGen ABL Facility.

SocGen Subline Facility: On October 18, 2024, we entered into a revolving credit facility (the “SocGen Subline Facility”), among us, as borrower, the lenders from time to time party thereto and Société Générale, as administrative agent, sole lead arranger and letter of credit issuer. All capitalized terms used in this description are as defined under the SocGen Subline Facility.

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

Our obligations under the SocGen Subline Facility are secured by our ability to call capital from certain of our investors, the capital commitments and capital contributions of such investors and the bank accounts into which such capital contributions are funded.

During the period commencing on the Effective Date and ending on the earlier of October 17, 2025 (the “Stated Maturity Date”) and the date of termination of the revolving commitments under the SocGen Subline Facility, we are required to pay an annual non-use fee of 30 basis points (0.30%), payable quarterly in arrears based on the average daily unused amount of the commitments then available thereunder.

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

On September 17, 2025, we entered into a second amendment to the SocGen Subline Facility (the “Second Amendment to SocGen Subline Facility”). Among other things, the parties have agreed in the Second Amendment to SocGen Subline Facility to extend the stated maturity date of the SocGen Subline Facility from October 17, 2025, to September 16, 2026 and to reduce the pricing on the SocGen Subline Facility to (a) at any time when the dollar equivalent of the principal obligations is less than 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.20% and (ii) with respect to any reference rate loan, an annual rate of 1.20%, and (b) at any time when the dollar equivalent of the principal obligations is greater than or equal to 50% of the maximum commitment amount as of such date (i) with respect to any loan (other than a reference rate loan), an annual rate of 2.05% and (ii) with respect to any reference rate loan, an annual rate of 1.05%. By its terms, the Second

Amendment to SocGen Subline Facility also obligates the Company to pay an annual extension fee equal to 0.25% of the commitment amount of each extending lender, with such extension fee to be pro-rated for the period from October 17, 2025, through September 16, 2026.

On September 4, 2026, we entered into a third amendment to the SocGen Subline Facility (the “Third Amendment to SocGen Subline Facility”). Among other things, the parties have agreed in the Third Amendment to SocGen Subline Facility to extend the stated maturity date of the SocGen Subline Facility from September 16, 2026, to September 3, 2027, and to reduce the pricing on the SocGen Subline Facility to (i) with respect to any loan (other than a reference rate loan), an annual rate of 1.85%, and (ii) with respect to any reference rate loan, an annual rate of 0.85%. By its terms, the Third Amendment to SocGen Subline Facility also obligates the Company to pay an upfront fee equal to (a) 0.25% per annum of the committed lender amounts and (b) 0.125% per annum of the uncommitted lender amounts, in each case pro-rated from September 16, 2026 through the new stated maturity date.

As of September 30, 2026 and December 31, 2025, we had outstanding debt of $0 and $0, respectively, under the SocGen Subline Facility.

Natixis Revolving Credit Facility: On December 20, 2024, we entered into a revolving credit facility (the “Natixis Revolving Credit Facility”), with the lenders party thereto, Natixis, New York Branch, as administrative agent, and U.S. Bank Trust Company, National Association, as custodian. The Natixis Revolving Credit Facility will mature on December 20, 2029, unless terminated earlier in accordance with the Natixis Revolving Credit Facility. The Natixis Revolving Credit Facility allows us to borrow in an aggregate amount of up to $300.0 million, subject to leverage and borrowing base restrictions. All capitalized terms used in this description are as defined under the Natixis Revolving Credit Facility.

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

As of September 30, 2026 and December 31, 2025, we had outstanding debt of $153.6 million and $217.7 million, respectively, under the Natixis Revolving Credit Facility.

Natixis ABL Facility: On June 20, 2025, PCIF Defender, entered into a credit facility (the “Natixis ABL Facility”) for revolving and term loans pursuant to a credit agreement, by and among PCIF Defender, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and information agent and U.S. Bank National Association, as collateral custodian and custodian (the “Credit Agreement”). All capitalized terms used in this description are as defined under the Natixis ABL Facility.

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

As of September 30, 2026 and December 31, 2025, we had outstanding debt of $272.4 million and $191.3 million, respectively, under the Natixis ABL Facility.

For further details, see Note 6 “Borrowings” to our consolidated financial statements for information on our debt.

The majority of the proceeds received from the sale of loan investments to AGL EPCI I during the third quarter of 2026 was used to repay outstanding amounts under the Company’s various credit facilities. As a result, the Company believes that the AGL EPCI I structure will provide additional flexibility to manage its balance sheet while maintaining exposure to private credit investments.

Cash Equivalents

Cash equivalents include highly liquid investments, including money market funds, not held for resale with original maturities of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes amounts in reserve to fund draws on our credit borrowing facilities.

Net Assets

As of September 30, 2026 and December 31, 2025, our total net assets were $634.8 million and $533.0 million, respectively, and the net asset values per share were $23.46 and $23.40, respectively.

For further details, see Note 8 “Net Assets” to our consolidated financial statements for information on our Net Assets.

Equity Activity

As of September 30, 2026 and December 31, 2025, we had aggregate capital commitments with third-party investors of $1.3 billion and $1.3 billion, respectively.

The following table summarizes equity activity for the nine months ended September 30, 2026 and 2025:

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/29/2026	806	$23.52	$18
Dividend Reinvestment	4/30/2026	837	23.57	21
Capital Contribution	6/26/2026	1,289,768	23.26	30,000
Dividend Reinvestment	7/30/2026	863	23.43	20
Capital Contribution	9/28/2026	2,988,898	23.42	70,000
Total		4,281,172		$100,059

Activity	Share Issuance Date	Common Shares Issued	NAV per share	Proceeds
Dividend Reinvestment	1/28/2025	159	$25.39	$4
Capital Contribution	3/27/2025	1,991,239	25.11	50,000
Dividend Reinvestment	4/30/2025	404	25.07	10
Capital Contribution	6/17/2025	3,998,401	25.01	100,000
Dividend Reinvestment	7/30/2025	451	25.32	12
Capital Contribution	9/24/2025	5,889,520	24.62	145,000
Total		11,880,174		$295,026

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

Following October 21, 2028, if for a period of eight consecutive quarters we do not conduct Common Shares repurchases pursuant to the Share Repurchase Program in which we satisfy the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, we will commence a Reinvestment Pause Period during which we will not reinvest loan repayment proceeds and we will cause excess capital in the Company to be returned to investors quarterly on a pro rata basis. Such Reinvestment Pause Period will continue until we have satisfied the lesser of: (i) 100% of share repurchase requests and (ii) share repurchase requests amounting to 5% of our Common Shares outstanding, in a subsequent quarter, after which we will return to reinvesting loan repayment proceeds and the retention of excess capital.

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

Recent Developments

Distributions

On October 29, 2026, we paid a distribution from taxable earnings, which may include a return of capital and/or capital gains, in an amount equal to $0.60 per share. The distribution was declared on September 24, 2026, to shareholders of record as of September 24, 2026.

Additional Investments

Subsequent to September 30, 2026, we committed to the following additional investment transactions, representing aggregate commitments of approximately $50.0 million. These investments carry a weighted average spread of 5.0% and a weighted average loan-to-value ratio of 26.0%, based upon portfolio company financial statements.

Investments	Reference Rate and Spread	Acquisition Date	Maturity Date	Commitment ($)	Initial Funded Par ($)(1)
Non-controlled/Non-affiliated
Debt investments
Aerospace & Defense
Quatro Parent, Inc.	SOFR + 5.00%	10/8/2026	5/3/2032	$50,000	$33,349

Total non-controlled/non-affiliated company debt investments				$50,000	$33,349

(1)
May include additional fundings post initial funded par at close.

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

Contractual Obligations

On October 11, 2024, we entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have entered into the Expense Support Agreement with the Adviser to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in Item 1. Financial Statements—Notes to Financial Statements—Note 3. Agreements and Related Party Transactions.”

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

Commitments

We have commitments to fund various first lien senior secured revolving, delayed draw loans and equity commitments. See Note 7 “Commitments and Contingencies” to our consolidated financial statements for information on Commitments and Contingencies.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund, and continue to expect to fund, a portion of our investments with borrowings, our net investment income is, and is expected to continue to be, affected by the difference between the rate at which we invest and the rate at which we borrow. In September 2026, the
Federal Reserve increased its target interest rate, and additional increases or volatility in market interest rates may occur. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2026, 100% of our debt portfolio investments bore interest at variable rates, which are usually SOFR-based and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a monthly, quarterly, semiannual or annual basis, and substantially all of these interest rates are subject to certain floors. Our borrowing facilities bear interest at a Term SOFR or a Base Rate, in each case plus an applicable margin for borrowings that reference Term SOFR.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure (in thousands):

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 basis points	$26,218	$17,390	$8,828
Up 100 basis points	13,109	8,695	4,414
Up 50 basis points	6,554	4,348	2,206
Down 50 basis points	(6,554)	(4,348)	(2,206)
Down 100 basis points	(13,109)	(8,695)	(4,414)
Down 200 basis points	(26,218)	(17,390)	(8,828)

Under the oversight of our Board of Trustees, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. As of September 30, 2026, we had not entered into any interest rate hedging agreements.

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our quarterly reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our quarterly reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Index

Exhibit Number	Description
10.1

Third Amendment to the Revolving Credit Agreement, dated as of September 4, 2026, by and among the Company, as borrower, Société Générale, as administrative agent, sole lead arranger and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01782), filed on September 9, 2026).

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

AGL Private Credit Income Fund

Date: November 4, 2026	By:	/s/ Taylor Boswell
Name: Taylor Boswell
Title: Chief Executive Officer

Date: November 4, 2026	By:	/s/ Edward Gilpin
Name: Edward Gilpin
Title: Chief Financial Officer